Form 10-Q/A
period 2023-06-30
T. Rowe Price OHA Select Private Credit Fund
filed 2023-08-10
CIK 1901164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q/A
Amendment No. 1
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 814-01586
____________________
T. ROWE PRICE OHA SELECT PRIVATE CREDIT FUND
(Exact name of Registrant as specified in its Charter)
____________________

Delaware	88-6521578
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Vanderbilt, 16th Floor
New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)
(212) 326-1500
(Registrant’s Telephone Number, Including Area Code)
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A
Securities registered pursuant to Section 12(b) of the Act: None
____________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of June 30, 2023, there was no established public market for the registrant’s common shares of beneficial interest. There were 11,449,456 shares of the registrant’s common shares outstanding as of August 9, 2023.

EXPLANATORY NOTE

The registrant’s Form 10-Q for the quarterly period ended June 30, 2023 (the “Original Filing”) filed with the U.S. Securities and Exchange Commission on August 9, 2023 did not include a signature page due to a technical filing error. The sole purpose of this Amendment No. 1 is to add signatures to the Original Filing in accordance with the requirements of Form 10-Q.

This Amendment No. 1 makes no other changes to the registrant’s Original Filing and does not reflect any subsequent events occurring after the Original Filing or materially modify or update disclosures made in the Original Filing.

T. ROWE PRICE OHA SELECT PRIVATE CREDIT FUND

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about OHA Senior Private Lending Fund (U) LLC (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “will,” “would,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, risks associated with possible disruption due to terrorism in our operations or the economy generally, the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine, and future changes in laws or regulations and conditions in our operating areas.
Any forward-looking statements included in this Quarterly Report on Form 10-Q are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report on Form 10-Q. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
You should understand that under Sections 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

Part I - Financial Information
Item 1. Financial Statements
T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)

ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $599,708 and $72,246 at June 30, 2023 and December 31, 2022)	$599,929	$71,758
Cash, cash equivalents and restricted cash	3,211	19,486
Interest receivable for non-controlled/non-affiliated investments	584	356
Deferred financing costs	2,618	335
Deferred offering costs	1,945	—
Unrealized appreciation on foreign currency forward contracts	9	—
Receivable for investments sold	52	65
Total assets	$608,348	$92,000

LIABILITIES
Debt (Note 6)	$303,530	$31,000
Payable for investments purchased	—	10,894
Interest payable	98	103
Board of Trustees fee payable	—	92
Accrued expenses and other liabilities	3,229	216
Total liabilities	306,857	42,305

Commitments and contingencies (Note 8)

NET ASSETS
Class I shares, $0.01 par value (11,449,456 and 2,000,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	114	20
Additional paid in capital	298,712	49,980
Distributable earnings (loss)	2,665	(305)
Total net assets	301,491	49,695
Total liabilities and net assets	$608,348	$92,000
NET ASSET VALUE PER SHARE	$26.33	$24.85

See accompanying notes to the consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2023
Investment income from non-controlled / non-affiliated investments:
Interest income	$2,270	$4,445
Other income	132	132
Total investment income	2,402	4,577

Expenses:
Interest and debt fee expense	589	1,129
Professional fees	160	547
Board of Trustees fees	97	194
Administrative service expenses	43	85
Organizational costs	94	94
Other general & administrative	290	298
Total expenses	1,273	2,347
Net investment income	1,129	2,230

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	714	709
Foreign currency forward contracts	9	9
Net unrealized appreciation (depreciation)	723	718
Realized gain (loss):
Non-controlled/non-affiliated investments	11	22
Net realized gain (loss)	11	22
Net realized and unrealized gain (loss)	734	740
Net increase (decrease) in net assets resulting from operations	$1,863	$2,970

Net investment income per common share	$0.54	$1.09
Increase in net assets resulting from operations per common share	$0.89	$1.45
Weighted average common shares outstanding	2,103,840	2,052,207

See accompanying notes to the consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2023
Operations:
Net investment income	$1,129	$2,230
Net realized gain (loss)	11	22
Net change in unrealized appreciation (depreciation)	723	718
Net increase (decrease) in net assets resulting from operations	1,863	2,970

Share transactions:
Proceeds from shares sold	248,826	248,826
Net increase (decrease) from share transactions	248,826	248,826
Total increase (decrease) in net assets	250,689	251,796
Net Assets, beginning of period	50,802	49,695
Net Assets, end of period	$301,491	$301,491

See accompanying notes to the consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

For the Six Months Ended
June 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,970
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(709)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(9)
Net realized (gain) loss on investments	(22)
Net accretion of discount and amortization of premium	(127)
Amortization of deferred financing costs	47
Purchases of investments	(7,343)
Proceeds from sale of investments and principal repayments	1,386
Changes in operating assets and liabilities:
Interest receivable	(228)
Receivable for investments sold	13
Payable for investments purchased	(10,894)
Interest payable	(5)
Directors and Trustees fees payable	(92)
Accrued expenses and other liabilities	3,013
Net cash provided by (used in) operating activities	(12,000)

Cash flows from financing activities:
Borrowings of debt	—
Repayments of debt	—
Payments of financing costs	(2,330)
Payments of offering costs	(1,945)
Proceeds from issuance of common shares	—
Net cash provided by (used in) financing activities	(4,275)
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,275)
Cash, cash equivalents and restricted cash, beginning of period	19,486
Cash, cash equivalents and restricted cash, end of period	$3,211

Supplemental information and non-cash activities:
Interest paid during the period	$1,052
Borrowing of debt from in-kind contribution	$272,530
Purchases of investments from in-kind contribution	$(521,356)
Proceeds from issuance of common shares from in-kind contribution	$248,826

See accompanying notes to the consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Schedule of Investments
June 30, 2023
(in thousands)
(Unaudited)

Investments- non-controlled/ non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets

Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Mantech International CP (4) (5) (9)	S + 5.75%	10.80%	9/14/2029	$19,473	$18,953	$18,889	6.26%
Mantech International CP (4) (5) (6)	S + 5.75%	10.80%	9/14/2029	4,784	(128)	(143)	(0.05)
Mantech International CP (4) (5) (6)	S + 4.75%	13.00%	9/14/2028	2,411	(64)	(72)	(0.02)
Sequa Corporation (4) (5) (6)	S + 7.00%	12.16%	11/15/2027	1,513	(23)	—	—
Sequa Corporation (4) (5) (9)	S + 7.00%	12.16%	11/23/2028	16,305	16,050	16,305	5.41
WP CPP Holdings, LLC (4) (5) (9)	L + 8.00%	13.27%	4/30/2025	3,200	3,104	3,104	1.03
					37,892	38,083	12.63
Automobile
NCWS Intermediate, Inc. (4) (5)	S + 6.00%	11.20%	12/29/2026	346	342	337	0.11
NCWS Intermediate, Inc. (4) (5) (6)	S + 6.00%	11.20%	12/29/2026	2,419	2,387	2,348	0.78
NCWS Intermediate, Inc. (4) (5) (6) (9)	S + 6.00%	11.21%	12/29/2026	1,527	611	639	0.21
NCWS Intermediate, Inc. (4) (5) (9)	S + 6.00%	11.20%	12/29/2026	12,462	12,088	12,150	4.03
NCWS Intermediate, Inc. (4) (5) (9)	S + 6.00%	11.20%	12/29/2026	3,743	3,631	3,650	1.21
					19,059	19,124	6.34
Banking
Higginbotham Insurance Agency, Inc. (4) (5) (9)	S + 5.25%	10.45%	11/25/2026	7,311	7,091	7,091	2.35
					7,091	7,091	2.35

Broadcasting and Entertainment
Global Music Rights (4) (5) (6)	L + 5.50%	11.04%	8/27/2027	669	—	—	—
Global Music Rights (4) (5) (9)	L + 5.75%	11.04%	8/28/2028	7,416	7,416	7,416	2.46
					7,416	7,416	2.46

Buildings and Real Estate
Associations, Inc. (4) (5) (6)	L + 6.25%	11.98%	7/2/2027	378	(4)	(4)	—
Associations, Inc. (4) (5) (9)	L + 6.25%	11.80%	7/2/2027	575	571	571	0.19
Associations, Inc. (4) (5) (9)	L + 6.25%	11.99%	7/2/2027	952	943	943	0.31
Associations, Inc. (4) (5) (9)	L + 6.25%	11.98%	7/2/2027	952	945	945	0.31
Associations, Inc. (4) (5) (9)	L + 6.25%	9.54%	7/2/2027	457	455	455	0.15
Associations, Inc. (4) (5) (9)	S + 6.25%	12.00%	7/2/2027	3,345	3,332	3,332	1.11
					6,242	6,242	2.07
Capital Equipment
Helix Acquisition Holdings, Inc. (4) (5) (9)	S + 7.00%	12.34%	3/31/2030	13,100	12,839	12,838	4.26
					12,839	12,838	4.26

Chemicals, Plastics and Rubber
Meridian Adhesives Group, Inc. (4) (5) (9)	S + 7.00%	12.10%	9/3/2029	15,753	15,239	15,280	5.07
Meridian Adhesives Group, Inc. (4) (5) (6)	S + 7.00%	12.10%	9/3/2029	2,152	1,319	1,325	0.44
See accompanying notes to the consolidated financial statements.

					$16,558	$16,605	5.51%

Construction & Building
Groundworks, LLC (4) (5) (9)	S + 6.50%	11.81%	3/14/2030	5,232	5,117	5,127	1.70
Groundworks, LLC (4) (5) (6)	S + 6.50%	11.80%	3/14/2030	955	(18)	(19)	(0.01)
Groundworks, LLC (4) (5) (6)	S + 6.50%	11.81%	3/14/2029	306	(7)	(6)	—
					5,092	5,102	1.69

Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc. (4) (5) (9)	S + 6.25%	11.64%	6/23/2028	16,632	16,244	16,258	5.39
Marcone Yellowstone Buyer, Inc. (4) (5) (9)	S + 6.25%	11.62%	6/23/2028	5,526	5,397	5,402	1.79
Marcone Yellowstone Buyer, Inc. (4) (5)	S + 6.25%	11.49%	6/23/2028	1,616	1,571	1,579	0.52
Marcone Yellowstone Buyer, Inc. (4) (5)	S + 6.25%	11.64%	6/23/2028	381	371	373	0.13
					23,583	23,612	7.83

Containers, Packaging and Glass
PPC Flexible Packaging (4) (5) (7) (9)	S + 6.75%	12.14%	9/30/2028	4,080	3,998	3,998	1.33
					3,998	3,998	1.33

Finance
Beacon Pointe Advisors, LLC (4) (5) (9)	S + 5.75%	10.85%	12/20/2028	5,639	5,470	5,470	1.82
Beacon Pointe Advisors, LLC (4) (5)	S + 5.75%	10.85%	12/20/2028	2,212	2,145	2,145	0.71
Beacon Pointe Advisors, LLC (4) (5) (6)	S + 5.75%	10.85%	12/29/2027	591	(18)	(18)	(0.01)
Spectrum Automotive Holdings, Corp. (4) (5) (9)	S + 5.75%	11.25%	6/29/2028	19,417	18,841	18,835	6.25
Spectrum Automotive Holdings, Corp. (4) (5) (6)	L + 5.75%	11.25%	6/29/2028	5,342	4,291	4,290	1.42
Spectrum Automotive Holdings, Corp. (4) (5) (6)	L + 5.75%	11.25%	6/29/2027	727	(21)	(22)	(0.01)
					30,708	30,700	10.18

Healthcare, Education and Childcare
Antylia Scientific (4) (5) (6) (7)	L + 5.50%	11.00%	10/31/2028	228	223	218	0.07
Antylia Scientific (4) (5) (6)	L + 5.50%	11.03%	10/31/2026	244	(4)	(10)	—
Antylia Scientific (4) (5) (9)	L + 5.50%	11.03%	10/31/2028	2,279	2,237	2,182	0.72
CNSI Holdings, LLC (4) (5) (6)	S + 6.50%	11.74%	12/17/2027	2,999	(51)	(60)	(0.02)
CNSI Holdings, LLC (4) (5) (9)	S + 6.50%	11.74%	12/15/2028	12,382	12,134	12,134	4.03
CNSI Holdings, LLC (4) (5) (9)	S + 6.50%	11.39%	12/15/2028	13,137	12,934	12,874	4.27
Color Intermediate, LLC (4) (5) (9)	S + 5.50%	10.74%	10/4/2029	5,760	5,558	5,558	1.84
CPI Holdco, LLC (4) (5) (9)	S + 5.50%	11.03%	11/1/2028	19,635	18,801	18,801	6.24
CPI Holdco, LLC (4) (5)	L + 5.50%	11.03%	11/1/2028	1,962	1,879	1,879	0.62
CPI Holdco, LLC (4) (5) (6)	L + 5.50%	11.03%	10/30/2026	2,104	(89)	(90)	(0.03)
PPV Intermediate Holdings LLC (4) (5) (7) (9)	S + 5.75%	10.88%	8/31/2029	17,856	17,422	17,410	5.78
PPV Intermediate Holdings LLC (4) (5) (6)	S + 5.75%	10.88%	8/31/2029	1,156	(28)	(29)	(0.01)
Touchstone Acquisition, Inc. (4) (5) (9)	S + 6.00%	11.20%	12/29/2028	7,495	7,313	7,307	2.42
					78,329	78,174	25.93
High Tech
AxiomSL Group, Inc. (4) (5) (6) (9)	S + 5.75%	10.90%	12/3/2027	416	(5)	(4)	—
AxiomSL Group, Inc. (4) (5)	S + 5.75%	10.90%	12/3/2027	6,323	6,247	6,260	2.07
AxiomSL Group, Inc. (4) (5) (6)	S + 5.75%	10.90%	12/3/2025	454	(5)	(5)	—
Bottomline Technologies Inc. (4) (5) (9)	S + 5.25%	10.54%	5/14/2029	5,994	5,767	5,754	1.91
Bottomline Technologies Inc. (4) (5) (6)	S + 5.25%	10.54%	5/15/2028	503	(19)	(20)	(0.01)
Community Brands Parentco, LLC (4) (5)	S + 5.50%	10.70%	2/24/2028	1,050	1,022	1,019	0.35
See accompanying notes to the consolidated financial statements.

Community Brands Parentco, LLC (4) (5) (6)	S + 5.50%	10.70%	2/24/2028		$125	$(3)	$(4)	—%
Community Brands Parentco, LLC (4) (5) (6)	S + 5.50%	10.70%	2/24/2028		63	(2)	(2)	—
Diligent Corporation (4) (5) (6)	S + 6.25%	11.45%	8/4/2025		1,137	511	512	0.17
Diligent Corporation (4) (5) (9)	L + 5.75%	10.95%	8/4/2025		1,619	1,570	1,570	0.52
Diligent Corporation (4) (5) (9)	S + 5.75%	10.95%	8/4/2025		5,396	5,234	5,234	1.74
Diligent Corporation (4) (5) (9)	S + 5.75%	11.79%	8/4/2025		234	227	227	0.07
Diligent Corporation (4) (5) (9)	L + 5.75%	11.29%	8/4/2025		371	360	360	0.12
Drake Software, LLC (4) (5) (9)	L + 7.00%	11.75%	3/16/2028		16,475	16,475	16,475	5.46
Drake Software, LLC (4) (5) (6)	L + 7.00%	11.74%	3/16/2026		1,788	—	—	—
Eagan Sub, Inc. (4) (5) (8) (9)	S + 7.00%	12.24%	6/1/2030		11,333	11,164	11,163	3.70
Eagan Sub, Inc. (4) (5) (6) (8)	S + 7.00%	11.74%	6/1/2029		2,267	(34)	(34)	(0.01)
GS AcquisitionCo, Inc. (4) (5) (9)	S + 5.75%	10.99%	5/22/2026		17,080	16,652	16,653	5.52
GS AcquisitionCo, Inc. (4) (5) (6)	S + 5.75%	11.14%	5/22/2026		315	97	97	0.03
Kaseya, Inc. (4) (5) (9)	S + 5.75%	8.85%	6/25/2029		31,649	30,879	30,858	10.24
Kaseya, Inc. (4) (5) (6)	S + 6.25% PIK	11.36%	6/25/2029		1,921	71	69	0.02
Kaseya, Inc. (4) (5) (6)	S + 6.25% PIK	11.36%	6/25/2029		1,921	434	432	0.14
Ministry Brands Purchaser, LLC (4) (5) (7)	S + 5.50%	10.70%	12/29/2028		923	897	886	0.29
Ministry Brands Purchaser, LLC (4) (5) (6)	S + 5.50%	11.70%	12/29/2028		299	29	26	0.01
Ministry Brands Purchaser, LLC (4) (5) (6)	S + 5.50%	10.71%	12/30/2027		90	30	29	0.01
MRI Software LLC (4) (5) (6)	S + 5.50%	11.84%	2/10/2026		1,708	(43)	(43)	(0.01)
MRI Software LLC (4) (5) (9)	S + 5.50%	10.84%	2/10/2026		8,809	8,589	8,589	2.85
Revalize, Inc. (4) (5) (6)	S + 5.75%	10.95%	4/15/2027		394	379	380	0.13
Revalize, Inc. (4) (5) (9)	S + 5.75%	10.95%	4/15/2027		262	(7)	(9)	—
Revalize, Inc. (4) (5) (9)	S + 5.75%	10.95%	4/15/2027		1,767	1,717	1,705	0.56
						108,233	108,177	35.88

Insurance
Alera Group Holdings, Inc. (4) (5) (9)	S + 6.00%	11.20%	10/2/2028		3,049	2,965	2,943	0.98
Alera Group Holdings, Inc. (4) (5) (9)	S + 6.00%	11.20%	10/2/2028		10,730	10,432	10,355	3.43
Alera Group Holdings, Inc. (4) (5) (9)	S + 6.00%	11.20%	10/2/2028		1,288	1,243	1,243	0.41
Galway Borrower, LLC (4) (5) (6) (9)	S + 5.25%	10.59%	9/30/2027		678	(27)	(27)	(0.01)
Galway Borrower, LLC (4) (5) (6) (9)	S + 5.25%	10.59%	9/29/2028		98	(4)	(4)	—
Galway Borrower, LLC (4) (5) (9)	S + 5.25%	10.59%	9/29/2028		10,245	9,835	9,835	3.26
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (9)	S + 6.00%	11.22%	11/1/2028		11,324	11,102	11,098	3.68
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (9)	S + 6.00%	11.22%	11/1/2028		3,163	3,101	3,100	1.03
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (6)	S + 6.00%	11.22%	11/1/2027		532	(10)	(11)	—
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (9)	S + 6.00%	11.22%	11/1/2028		1,273	1,247	1,247	0.41
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (9)	S + 6.00%	11.22%	11/1/2028		3,185	3,121	3,121	1.04
						43,005	42,900	14.23

Media: Diversified & Production
Circana Group, L.P. (4) (5) (6)	S + 5.75%	10.89%	12/1/2027		961	52	53	0.02
Circana Group, L.P. (4) (5) (9)	S + 5.75%	10.95%	12/1/2028		13,907	13,550	13,559	4.50
Iconic Purchaser Corporation (4) (5) (9)	S + 5.25%	10.45%	11/15/2028		10,365	9,846	9,847	3.26
Iconic Purchaser Corporation (4) (5) (6)	S + 5.25%	10.45%	11/15/2027		877	306	306	0.10
						23,754	23,765	7.88

Retail Stores
New Look Vision Group, Inc. (4) (5) (8) (9)	C + 5.50%	10.52%	5/26/2028	CAD	8,125	5,757	5,757	1.91
New Look Vision Group, Inc. (4) (5) (6) (8)	C + 5.50%	10.88%	5/26/2026	CAD	1,125	700	700	0.23
See accompanying notes to the consolidated financial statements.

New Look Vision Group, Inc. (4) (5) (8) (9)	C + 5.50%	10.87%	5/26/2028	CAD	558	$395	$395	0.13%
New Look Vision Group, Inc. (4) (5) (9)	S + 5.50%	10.89%	5/26/2028	356		334	334	0.11
New Look Vision Group, Inc. (4) (5) (6)	S + 5.50%	10.89%	5/26/2028	238		24	24	0.01
New Look Vision Group, Inc. (4) (5) (8)	C + 5.50%	10.88%	5/26/2028	CAD	1,071	759	759	0.25
						7,969	7,969	2.64%

Services: Business
GC Waves Holdings, Inc. (4) (5) (9)	L + 5.50%	10.70%	8/13/2026	3,457		3,353	3,353	1.11
GC Waves Holdings, Inc. (4) (5) (6)	S + 5.50%	10.70%	8/13/2026	2,878		2,717	2,717	0.90
GC Waves Holdings, Inc. (4) (5) (9)	S + 5.50%	10.70%	8/13/2026	1,916		1,859	1,859	0.62
GI Apple Midco LLC (4) (5) (6)	S + 6.75%	11.85%	4/19/2029	1,322		352	351	0.12
GI Apple Midco LLC (4) (5) (9)	S + 6.75%	11.85%	4/19/2030	8,689		8,515	8,515	2.82
GI Apple Midco LLC (4) (5) (6)	S + 6.75%	11.85%	4/19/2030	1,889		(35)	(38)	(0.01)
IG Investment Holdings, LLC (4) (5) (6)	S + 6.00%	11.15%	9/22/2027	1,424		(28)	(28)	(0.01)
IG Investment Holdings, LLC (4) (5) (9)	S + 6.00%	11.15%	9/22/2028	17,963		17,607	17,604	5.84
PT Intermediate Holdings III, LLC (4) (5) (9)	S + 5.98%	11.37%	11/1/2028	2,590		2,512	2,512	0.83
PT Intermediate Holdings III, LLC (4) (5) (9)	S + 5.98%	11.37%	11/1/2028	8,519		8,263	8,263	2.74
PT Intermediate Holdings III, LLC (4) (5) (6)	S + 6.50%	11.74%	11/1/2028	397		(6)	(6)	—
PT Intermediate Holdings III, LLC (4) (5) (9)	S + 6.50%	11.74%	11/1/2028	792		780	780	0.26
Speed Midco 3 S.a r.l. (4) (5) (8) (9)	E + 6.40%	10.00%	4/26/2029	EUR	5,500	5,970	5,970	1.98
Transaction Services Group Ltd (4) (5) (9)	S + 5.50%	10.64%	10/26/2026	8,300		8,134	8,134	2.70
						59,993	59,986	19.90

Services: Consumer
Bradyifs Holdings, LLC (4) (5) (9)	L + 6.25%	11.63%	11/22/2025	2,563		2,499	2,499	0.83
Bradyifs Holdings, LLC (4) (5) (9)	L + 6.25%	11.63%	11/22/2025	570		555	555	0.18
Bradyifs Holdings, LLC (4) (5) (6)	S + 6.25%	11.49%	11/22/2024	391		32	31	0.01
Crash Champions, LLC (4) (5) (9)	S + 7.00%	12.10%	8/1/2029	7,856		7,701	7,738	2.57
Crash Champions, LLC (4) (5) (6)	S + 7.00%	12.10%	8/1/2028	2,707		(107)	(108)	(0.04)
Crash Champions, LLC (4) (5) (9)	S + 6.25%	12.10%	8/1/2029	18,405		18,040	18,129	6.01
Crash Champions, LLC (4) (5) (9)	S + 7.00%	12.24%	8/1/2029	299		295	295	0.10
Learning Care Group (US) No. 2 Inc. (5) (9)	L + 8.50%	13.93%	3/13/2025	7,566		7,575	7,575	2.51
Nuevoco2, LLC (4) (5) (9)	S + 5.75%	10.95%	6/1/2029	15,055		14,891	14,905	4.94
Nuevoco2, LLC (4) (5) (6)	S + 5.75%	10.95%	6/1/2029	7,559		5,252	5,259	1.74
						56,733	56,878	18.87

Total First Lien Debt						$548,494	$548,660	181.98%

Second Lien Debt
Aerospace and Defense
Peraton Corp. (4) (5) (9)	S + 8.00%	13.23%	2/1/2029	2,300		$2,254	$2,254	0.75%
Peraton Corp. (5) (9)	S + 7.75%	12.98%	2/1/2029	2,990		2,905	2,906	0.96
						5,159	5,160	1.71

Automobile
Fastlane Parent Company, Inc. (5) (9)	L + 8.75%	13.94%	12/21/2026	550		531	531	0.17
Wand NewCo 3, Inc. (5) (9)	L + 7.25%	12.44%	2/5/2027	2,437		2,404	2,404	0.80
						2,935	2,935	0.97

Banking
See accompanying notes to the consolidated financial statements.

Orion Advisor Solutions, Inc. (4) (5) (9)	L + 8.50%	13.65%	9/24/2028	$2,661	$2,475	$2,475	0.82%
					2,475	2,475	0.82

Capital Equipment
Blackbird Purchaser, Inc. (4) (5) (9)	S + 7.50%	12.70%	4/8/2027	718	695	695	0.23
Infinite Bidco LLC (5) (9)	S + 7.00%	12.50%	3/2/2029	820	700	700	0.23
Star US Bidco LLC (4) (5)	S + 8.00%	12.96%	3/17/2028	3,547	3,498	3,493	1.16
					4,893	4,888	1.62

Containers, Packaging and Glass
Technimark Holdings LLC (4) (5) (9)	S + 6.75%	11.97%	7/9/2029	1,360	1,292	1,292	0.43
Technimark Holdings LLC (4) (5) (9)	L + 6.75%	11.94%	7/9/2029	240	228	228	0.08
					1,520	1,520	0.51

Healthcare, Education and Childcare
Bella Holding Company, LLC (5) (9)	S + 7.00%	12.20%	5/10/2029	3,480	3,230	3,230	1.07
Electron BidCo Inc. (4) (5) (9)	L + 6.75%	12.29%	11/1/2029	5,062	4,935	4,935	1.64
Phoenix Guarantor Inc (5) (9)	S + 8.50%	13.72%	3/5/2027	2,080	1,963	1,963	0.65
Resonetics, LLC (4) (5) (9)	L + 7.00%	12.31%	4/28/2029	600	573	573	0.19
Resonetics, LLC (4) (5) (9)	L + 7.00%	12.31%	4/28/2029	60	57	57	0.02
Resonetics, LLC (4) (5) (9)	L + 7.00%	12.31%	4/28/2029	220	210	210	0.07
					10,968	10,968	3.64

High Tech
Aptean, Inc. (4) (5) (9)	S + 7.00%	12.20%	4/23/2027	4,053	3,810	3,810	1.26
Escape Velocity Holdings, Inc. (4) (5) (9)	L + 7.50%	12.79%	10/6/2029	1,300	1,228	1,228	0.41
Flexera Software LLC (4) (5) (9)	S + 7.00%	12.22%	3/3/2029	860	839	839	0.28
Gainwell Acquisition Corp. (4) (5) (9)	S + 8.00%	13.02%	10/2/2028	1,260	1,222	1,222	0.41
Imprivata, Inc. (4) (5)	S + 6.25%	11.35%	12/1/2028	1,366	1,302	1,322	0.44
Maverick Bidco Inc (4) (5) (9)	L + 6.75%	12.02%	5/18/2029	460	435	435	0.14
OceanKey (U.S.) II Corp. (4) (5) (9)	S + 6.75%	11.95%	12/17/2029	2,240	2,083	2,083	0.69
Polaris Newco LLC (4) (5) (9)	S + 9.25%	14.61%	6/4/2029	3,480	3,289	3,328	1.10
					14,208	14,267	4.73

Mining, Steel, Iron and Non-Precious Metals
Grinding Media Inc. (4) (5) (9)	L + 7.50%	13.04%	10/12/2029	2,420	2,226	2,226	0.74
					2,226	2,226	0.74

Services: Business
Hyland Software, Inc. (5) (9)	S + 6.25%	11.47%	7/7/2025	382	369	369	0.13
Transact Holdings, Inc. (4) (5) (9)	L + 8.50%	13.76%	4/30/2027	3,155	3,139	3,139	1.04
					3,508	3,508	1.17

Services: Consumer
All My Sons Moving and Storage of Kansas LLC (4) (5) (9)	L + 7.75%	12.97%	10/25/2029	1,740	1,679	1,679	0.56
ASP Dream Acquisition Co LLC (4) (5) (9)	S + 7.75%	12.95%	12/14/2029	1,720	1,643	1,643	0.54
					3,322	3,322	1.10

Total Second Lien Debt					$51,214	$51,269	17.01%

Total Investments—non-controlled/non-affiliated					$599,708	$599,929	198.99%

See accompanying notes to the consolidated financial statements.

Total Portfolio Investments	$599,708	$599,929	198.99%

(1)Unless otherwise indicated, issuers of debt investments held by the Company (which such term “Company” shall include the Company’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or SOFR including SOFR adjustment, if any, (“S”), CDOR ("C"), which generally resets periodically. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of June 30, 2023, rates for the 3 month and 1 month L are 5.55% and 5.22%, respectively. As of June 30, 2023, rates for the 3 month and 1 month S are 5.27% and 5.14%, respectively. As of June 30, 2023, the rate for the 3 month C is 5.40%.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)Investment valued using unobservable inputs (Level 3). See Note 5.
(5)Loan includes interest rate floor feature.
(6)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Antylia Scientific	Revolver	10/31/2026	$244	$(10)
Associations, Inc.	2021 Revolver	07/02/2027	378	(4)
AxiomSL Group, Inc.	2021 First Amendment Incremental Delayed Draw Term Loan	12/03/2027	416	(4)
AxiomSL Group, Inc.	Revolver	12/03/2025	454	(5)
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	591	(18)
Bottomline Technologies Inc.	Revolver	05/15/2028	503	(20)
Bradyifs Holdings, LLC	Revolver	11/22/2024	350	(9)
Circana Group, L.P.	Revolver	12/01/2027	884	(22)
CNSI Holdings, LLC	Revolver	12/17/2027	2,999	(60)
Community Brands Parentco, LLC	Delayed Draw Term Loan	02/24/2028	125	(4)
Community Brands Parentco, LLC	Revolver	02/24/2028	63	(2)
CPI Holdco, LLC	2021 Revolver	10/30/2026	2,104	(89)
Crash Champions, LLC	2022 Revolver	08/01/2028	2,707	(108)
Diligent Corporation	2016 Revolver	08/04/2025	591	(18)
Drake Software, LLC	Revolver	03/16/2026	1,788	—
Eagan Sub, Inc.	2023 Revolver	06/01/2029	2,267	(34)
Galway Borrower, LLC	Revolver	09/30/2027	678	(27)
Galway Borrower, LLC	Delayed Draw Term Loan	09/29/2028	98	(4)
GC Waves Holdings, Inc.	2022 Delayed Draw Term Loan	08/13/2026	75	(2)
GI Apple Midco LLC	Revolver	04/19/2029	944	(19)
GI Apple Midco LLC	Delayed Draw Term Loan	04/19/2030	1,889	(38)
Global Music Rights	Revolver	08/27/2027	669	—
Groundworks, LLC	2023 Delayed Draw Term Loan	03/14/2030	955	(19)
Groundworks, LLC	2023 Revolver	03/14/2029	306	(6)
GS AcquisitionCo, Inc.	Revolver	05/22/2026	210	(5)
Iconic Purchaser Corporation	Revolver	11/15/2027	527	(26)
See accompanying notes to the consolidated financial statements.

IG Investment Holdings, LLC	2021 Revolver	09/22/2027	$1,424	$(28)
Kaseya, Inc.	2022 Delayed Draw Term Loan	06/25/2029	1,804	(45)
Kaseya, Inc.	2022 Revolver	06/25/2029	1,441	(36)
Mantech International CP	Delayed Draw Term Loan	09/14/2029	4,784	(144)
Mantech International CP	Revolver A	09/14/2028	2,411	(72)
Meridian Adhesives Group, Inc.	2022 1st Lien Delayed Draw Term Loan	09/03/2029	763	(23)
Ministry Brands Purchaser, LLC	Delayed Draw Term Loan	12/29/2028	261	(10)
Ministry Brands Purchaser, LLC	Revolver	12/30/2027	57	(2)
MRI Software LLC	2022 Tranche 4 Delayed Draw Term Loan	02/10/2026	1,708	(43)
NCWS Intermediate, Inc.	2021 Delayed Draw Term Loan 3	12/29/2026	10	(9)
NCWS Intermediate, Inc.	2021 Delayed Draw Term Loan 4	12/29/2026	873	—
New Look Vision Group, Inc.	CAD Revolver	05/26/2026	97	(28)
New Look Vision Group, Inc.	USD Delayed Draw Term Loan	05/26/2028	198	(12)
Nuevoco2, LLC	Delayed Draw Term Loan	06/01/2029	2,225	(22)
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/01/2027	532	(11)
PPV Intermediate Holdings LLC	Revolver	08/31/2029	1,156	(29)
PT Intermediate Holdings III, LLC	2023 Incremental Delayed Draw Term Loan	11/01/2028	397	(6)
Revalize, Inc.	Revolver	04/15/2027	262	(9)
Sequa Corporation	2022 Revolver	11/15/2027	1,513	—
Spectrum Automotive Holdings, Corp.	2021 Delayed Draw Term Loan 1A	06/29/2028	892	(27)
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	727	(22)
Total			$46,350	$(1,131)
(7)Position or portion thereof unsettled as of June 30, 2023.
(8)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, non-qualifying assets totaled 4.4% of the Company’s total assets.
(9)Assets or a portion thereof are pledged as collateral for the TRP OHA SPV Funding I, LLC. See Note 6 "Debt".

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 7,572	Canadian Dollar 10,000	9/21/2023	$9
State Street Bank & Trust Company	U.S. Dollar 5,919	Euro 5,400	9/21/2023	—
				$9

See accompanying notes to the consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Schedule of Investments
December 31, 2022
(in thousands)

Investments- non-controlled/ non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets

Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Mantech International CP (5)(8)	S + 5.75%	10.43%	9/14/2029	$3,111	$3,080	$3,049	6.14%
Mantech International CP (5)(6)(8)	S + 5.75%	10.43%	9/14/2029	—	(7)	(15)	(0.03)
Mantech International CP (5)(6)(8)	S + 5.75%	10.43%	9/14/2028	—	(4)	(8)	(0.02)
Sequa Corporation (5)(6)(8)	S + 7.00%	11.27%	11/15/2027	—	(25)	(25)	(0.05)
Sequa Corporation (5)(8)	S + 7.00%	11.27%	11/23/2028	5,493	5,220	5,218	10.50
					8,264	8,219	16.54

Chemicals, Plastics and Rubber
Meridian Adhesives Group, Inc. (5)(8)	S + 7.00%	11.54%	9/3/2029	5,280	5,071	5,069	10.20
Meridian Adhesives Group, Inc. (5)(6)(8)	S + 7.00%	11.54%	9/3/2029	466	437	437	0.88
					5,508	5,506	11.08

Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc. (5)(7)(8)	L + 6.25%	10.98%	6/23/2028	383	372	372	0.75
Marcone Yellowstone Buyer, Inc. (5)(7)(8)	L + 6.25%	10.98%	6/23/2028	2,650	2,571	2,571	5.17
Marcone Yellowstone Buyer, Inc. (5)(8)	S + 6.25%	10.90%	6/23/2028	1,629	1,581	1,580	3.18
Marcone Yellowstone Buyer, Inc. (5)(8)	L + 6.25%	10.90%	6/23/2028	883	857	856	1.72
					5,381	5,379	10.82

Finance
Spectrum Automotive Holdings, Corp. (5)(6)(8)	L + 5.75%	10.47%	6/29/2027	—	(3)	(3)	(0.01)
Spectrum Automotive Holdings, Corp. (5)(8)	L + 5.75%	10.48%	6/29/2028	2,998	2,909	2,908	5.85
Spectrum Automotive Holdings, Corp. (5)(6)(8)	L + 5.75%	10.47%	6/29/2028	590	564	565	1.14
					3,470	3,470	6.98

Healthcare, Education and Childcare
Antylia Scientific (5)(6)(7)(8)	L + 5.50%	10.23%	10/31/2028	143	129	115	0.23
Antylia Scientific (5)(6)(8)	L + 5.50%	10.23%	10/31/2026	—	(5)	(9)	(0.02)
Antylia Scientific (5)(8)	L + 5.50%	10.23%	10/31/2028	2,290	2,245	2,203	4.43
CNSI Holdings, LLC (5)(8)	L + 6.50%	11.25%	12/15/2028	5,615	5,559	5,503	11.08
CNSI Holdings, LLC (5)(6)(8)	L + 6.50%	11.25%	12/17/2027	—	(8)	(17)	(0.03)
PPV Intermediate Holdings LLC (5)(7)(8)	S + 5.75%	9.77%	8/31/2029	1,234	1,209	1,203	2.42
PPV Intermediate Holdings LLC (5)(6)(8)	S + 5.75%	9.77%	8/31/2029	17	15	15	0.03
PPV Intermediate Holdings LLC (5)(6)(7)(8)	S + 5.75%	9.77%	8/31/2029	—	(4)	(6)	(0.01)
Touchstone Acquisition, Inc. (5)(7)(8)	L + 6.00%	10.55%	12/29/2028	3,860	3,765	3,764	7.57
					12,905	12,771	25.70

High Tech
Bottomline Technologies Inc (5)(8)	S + 5.50%	9.98%	5/14/2029	592	580	562	1.13
Bottomline Technologies Inc (5)(6)(8)	S + 5.50%	9.98%	5/15/2028	—	(1)	(3)	(0.01)
Calypso Technology Inc (5)(6)(8)	L + 6.00%	10.13%	12/3/2025	—	(2)	(4)	(0.01)
Calypso Technology Inc (5)(6)(8)	L + 6.00%	10.13%	12/3/2027	—	(2)	(3)	(0.01)
See accompanying notes to the consolidated financial statements.

Investments- non-controlled/ non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Calypso Technology Inc (5)(8)	L + 6.00%	10.13%	12/3/2027	$1,234	$1,207	$1,185	2.39%
Community Brands Parentco, LLC (5)(8)	S + 5.75%	10.41%	2/24/2028	1,056	1,025	1,011	2.04
Community Brands Parentco, LLC (5)(6)(8)	S + 5.75%	10.41%	2/24/2028	—	(4)	(5)	(0.01)
Community Brands Parentco, LLC (5)(6)(8)	S + 5.75%	10.41%	2/24/2028	—	(2)	(3)	(0.01)
Kaseya, Inc. (5)(8)	S + 5.75%	10.33%	6/25/2029	3,469	3,400	3,365	6.77
Kaseya, Inc. (5)(6)(8)	S + 5.75%	10.33%	6/25/2029	—	(4)	(6)	(0.01)
Kaseya, Inc. (5)(6)(8)	S + 5.75%	10.33%	6/25/2029	—	(4)	(6)	(0.01)
Ministry Brands Purchaser, LLC (5)(7)(8)	L + 5.50%	10.07%	12/30/2028	928	901	889	1.79
Ministry Brands Purchaser, LLC (5)(6)(8)	L + 5.50%	10.07%	12/29/2028	—	(9)	(13)	(0.03)
Ministry Brands Purchaser, LLC (5)(6)(8)	L + 5.50%	10.07%	12/30/2027	—	(3)	(4)	(0.01)
Revalize, Inc. (5)(8)	S + 5.75%	10.46%	4/15/2027	104	103	101	0.20
Revalize, Inc. (5)(6)(8)	S + 5.75%	10.46%	4/15/2027	—	(1)	(2)	—
Revalize, Inc. (5)(7)(8)	S + 5.75%	10.48%	4/15/2027	470	466	456	0.92
					7,650	7,520	15.13

Insurance
Alera Group Holdings, Inc. (5)(8)	S + 6.00%	10.66%	10/2/2028	859	850	816	1.64
Alera Group Holdings, Inc. (5)(8)	S + 6.00%	10.66%	10/2/2028	3,022	2,992	2,871	5.78
Peter C. Foy & Associates Insurance Services, LLC (5)(7)(8)	L + 6.00%	11.21%	11/1/2028	2,933	2,875	2,874	5.78
Peter C. Foy & Associates Insurance Services, LLC (5)(8)	L + 6.00%	11.21%	11/1/2028	832	816	815	1.64
Peter C. Foy & Associates Insurance Services, LLC (5)(6)(8)	L + 6.00%	11.21%	11/1/2027	—	(3)	(3)	—
					7,530	7,373	14.84

Media: Diversified & Production
The NPD Group, Inc. (5)(8)	L + 5.75%	10.32%	12/1/2028	3,385	3,285	3,284	6.61
The NPD Group, Inc. (5)(6)(8)	L + 5.75%	10.32%	12/1/2027	28	21	21	0.04
					3,306	3,305	6.65

Services: Business
IG Investment Holdings, LLC (5)(7)(8)	L + 6.00%	10.83%	9/22/2027	112	107	107	0.21
IG Investment Holdings, LLC (5)(7)(8)	L + 6.00%	10.83%	9/22/2028	3,579	3,507	3,507	7.06
					3,614	3,614	7.27

Services: Consumer
Crash Champions, LLC (5)(7)(8)	S + 7.00%	11.55%	8/1/2029	1,628	1,563	1,579	3.18
Crash Champions, LLC (5)(6)(8)	S + 6.25%	10.79%	8/1/2028	—	(22)	(31)	(0.06)
Crash Champions, LLC (5)(7)(8)	S + 6.25%	10.79%	8/1/2029	3,814	3,661	3,700	7.44
Nuevoco2, LLC (5)(8)	S + 5.75%	10.29%	6/1/2029	1,565	1,534	1,534	3.09
Nuevoco2, LLC (5)(6)(8)	S + 5.75%	10.29%	6/1/2029	366	350	350	0.70
					7,086	7,132	14.35

Automobile
NCWS Intermediate, Inc. (5)(8)	L + 6.00%	10.57%	12/29/2026	347	344	337	0.68
NCWS Intermediate, Inc. (5)(6)(8)	L + 6.00%	10.57%	12/29/2026	2,421	2,397	2,348	4.72
NCWS Intermediate, Inc. (5)(6)(8)	L + 6.00%	10.57%	12/29/2026	—	(1)	(3)	(0.01)
					2,740	2,682	5.39

Total First Lien Debt					$67,454	$66,971	134.75%
Second Lien Debt
See accompanying notes to the consolidated financial statements.

Investments- non-controlled/ non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Capital Equipment
Star US Bidco LLC (5)(8)	S + 8.00%	12.67%	3/17/2028	$3,547	$3,494	$3,476	6.99%
					3,494	3,476	6.99

High Tech
Imprivata, Inc (5)(8)	S + 6.25%	10.57%	12/1/2028	1,366	1,298	1,311	2.64
					1,298	1,311	2.64

Total Second Lien Debt					$4,792	$4,787	9.63%

Total Investments—non-controlled/non-affiliated					$72,246	$71,758	144.40%

Total Portfolio Investments					$72,246	$71,758	144.40%

(1)Unless otherwise indicated, issuers of debt investments held by the Company (which such term “Company” shall include the Company’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or SOFR including SOFR adjustment, if any, (“S”), which generally resets periodically. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of December 31, 2022, rates for the 3 month and 1 month L are 4.77% and 4.39%, respectively. As of December 31, 2022, the rates for the 3 month and 1 month S were 3.62% and 4.06%, respectively.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, non-qualifying assets totaled 0.0% of the Company’s total assets.
(5)Investment valued using unobservable inputs (Level 3). See Note 5.
(6)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:
See accompanying notes to the consolidated financial statements.

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Antylia Scientific	Delayed Draw Term Loan	06/25/2029	$588	$115
Antylia Scientific	Revolver	02/24/2028	244	(9)
Bottomline Technologies Inc	Revolver	11/15/2027	49	(3)
Calypso Technology Inc	Revolver	12/17/2027	88	(4)
Calypso Technology Inc	Delayed Draw Term Loan	12/01/2027	81	(3)
CNSI Holdings, LLC	Revolver	08/01/2028	842	(17)
Community Brands Parentco, LLC	Delayed Draw Term Loan	02/24/2028	125	(5)
Community Brands Parentco, LLC	Revolver	09/14/2028	63	(3)
Crash Champions, LLC	Revolver	10/31/2026	558	(31)
Kaseya, Inc.	Delayed Draw Term Loan	05/15/2028	211	(6)
Kaseya, Inc.	Revolver	04/15/2027	211	(6)
IG Investment Holdings, LLC	Revolver	09/22/2027	170	107
Mantech International CP	Delayed Draw Term Loan	06/29/2028	761	(15)
Mantech International CP	Revolver	09/03/2029	383	(8)
Meridian Adhesives Group, Inc.	Delayed Draw Term Loan	12/03/2027	254	437
Ministry Brands Purchaser, LLC	Revolver	12/30/2028	90	(4)
Ministry Brands Purchaser, LLC	Delayed Draw Term Loan	12/30/2028	299	(13)
NCWS Intermediate, Inc.	Delayed Draw Term Loan	12/29/2026	10	2,348
NCWS Intermediate, Inc.	Delayed Draw Term Loan	08/31/2029	118	(3)
Nuevoco2, LLC	Delayed Draw Term Loan	06/25/2029	418	350
Peter C. Foy & Associates Insurance Services, LLC	Revolver	06/07/2029	137	(3)
PPV Intermediate Holdings LLC	Revolver	10/31/2028	80	15
PPV Intermediate Holdings LLC	Delayed Draw Term Loan	06/29/2027	316	(6)
Revalize, Inc.	Revolver	09/14/2029	70	(2)
Sequa Corporation	Revolver	12/30/2027	507	(25)
Spectrum Automotive Holdings, Corp.	Delayed Draw Term Loan	12/03/2025	243	565
Spectrum Automotive Holdings, Corp.	Revolver	11/01/2027	112	(3)
The NPD Group, Inc.	Revolver	08/31/2029	205	21
Total			$7,233	$3,789

(7)Position or portion thereof unsettled as of December 31, 2022.
(8)Loan includes interest rate floor feature.

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
Note 1. Organization
T. Rowe Price OHA Select Private Credit Fund (the “Company” or “OCREDIT”), was initially formed on December 16, 2021 as a Delaware limited liability company and subsequently converted into a Delaware statutory trust on March 2, 2022. OHA Private Credit Advisors, LLC (the “Adviser”) is the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. The Company is a closed-end investment company that has filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "1940 Act").
The Company's investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments capturing long-term capital appreciation, while maintaining a strong focus on downside protection. The Company invests primarily in directly originated and customized private financing solutions, including loans and other debt securities with a strong focus on senior secured lending to larger companies. The Company primarily targets investments in first lien loans, unitranche loans, second lien loans and other corporate secured debt. The Company may also invest in equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, the Company will invest directly or indirectly at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit.
The Company will offer on a continuous basis up to $2.5 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company will offer to sell any combination of three classes of common shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes will have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the common shares of beneficial interest was $25.00 per share. Thereafter, the purchase price per share for each class of common shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. T. Rowe Price Investment Services, Inc., the managing dealer (the “Managing Dealer”) will use its best efforts to sell shares but is not obligated to purchase or sell any specific amount of shares in the Offering. The Company may also engage in private offerings of its common shares. As of June 30, 2023 and December 31, 2022, the Company has 11,449,456 and 2,000,000, respectively, Class I shares issued and outstanding and received net proceeds of $248.8 million as payment for such shares.
Note 2. Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company and accordingly will follow the investment company accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein. The Company commenced operations on November 14, 2022 and its fiscal year ends on December 31.
Basis of Consolidation
 The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in ASC 946, Financial Services – Investment Companies. As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.
The Company consolidated the results of its wholly-owned subsidiary, TRP OHA SPV Funding I, LLC. All intercompany transactions have been eliminated in consolidation.

Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash, cash equivalents and restricted cash with high credit-quality institutions to minimize credit risk exposure. As of June 30, 2023 and December 31, 2022, the Company did not hold any cash equivalents or restricted cash.
Investment Related Transactions, Revenue Recognition and Expenses
Investment transactions and the related revenue and expenses are recorded on a trade-date basis. Realized gains or losses are recorded upon the sale or liquidation of investments and are calculated as the difference between the net proceeds from the sale or liquidation, if any, and the cost basis of the investment using the specific identification method. Unrealized appreciation or depreciation reflects the difference between the fair value of the investments and the cost basis of the investments. Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized fees and unamortized discounts are recorded as interest income.
In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and loan waiver amendment fees, and commitment fees, and are recorded as other income in investment income when earned.
Certain investments may have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that is added to the principal amount of the investment on the interest payment date rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest income.
Expenses are recorded on an accrual basis.
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2023 and December 31, 2022, there were no loans placed on non-accrual status.
Valuation of Portfolio Investments
Pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the Company’s “valuation designee” to determine the valuation of the Company’s investments. The Adviser values the investments owned by the Company in accordance with the Adviser’s valuation policies and procedures, subject at all times to the oversight of the Board. The Adviser values the Company’s investments in accordance with ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Investments that are listed or traded on an exchange and are freely transferable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at such market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers or primary market dealers. Generally, investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at a price that reflects such security’s fair value, as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board, based on, among other things, the input of the Adviser, the Audit Committee and independent valuation firms engaged at the direction of the Board to review the Company’s investments.

With respect to unquoted portfolio investments, the Company will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public, and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will use the pricing indicated by the external event to corroborate and/or assist in valuation.
With respect to the valuation of investments, the Company undertakes a multi-step valuation process in connection with determining the fair value of its investments for which reliable market quotations are not readily available, which includes, among other procedures, the following:
•The valuation process begins with each investment being preliminarily valued by the Adviser’s valuation team in consultation with the Adviser’s investment professionals responsible for each portfolio investment;
•Generally, investments that constitute a material portion of the Company’s portfolio are periodically reviewed by independent valuation firms. The independent valuation firms provide a final range of values on such investments to the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser’s valuation committee with respect to the Company (the “Valuation Committee”) reviews each valuation recommendation to confirm they have been calculated in accordance with the Company’s valuation policy and when applicable, compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Adviser’s Valuation Committee then determines fair value marks for each of the Company’s portfolio investments; and
•The Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.
As part of the valuation process, the Company will take into account relevant factors in determining the fair value of the Company’s investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant: the estimated enterprise value of a portfolio company, analysis of discounted cash flows, publicly traded comparable companies and comparable transactions; the nature and realizable value of any collateral; the portfolio company’s ability to make payments based on its earnings and cash flow; the markets in which the portfolio company does business; and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future.
The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of the Company’s portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and the Adviser and the Company may reasonably rely on that assistance. However, the Adviser is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy, the Board’s oversight and a consistently applied valuation process.
The Company applies ASC 820, which establishes a framework for measuring fair value in accordance with US GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date. The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:
•Level 1 — Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.

•Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 — Valuations based on inputs that are unobservable and significant to the fair value measurement.
A financial instrument’s level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuations of Level 2 investments are generally based on quotations received from pricing services, dealers or brokers where there is sufficient quote depth. Consideration is given to the source and nature of the quotations and the relationship of recent market activity to the quotations provided.
Transfers between levels, if any, are recognized at the beginning of the reporting period in which the transfers occur. The Company evaluates the source of inputs used in the determination of fair value, including any markets in which the investments, or similar investments, are trading. When the fair value of an investment is determined using inputs from a pricing service (or principal market makers), the Company considers various criteria in determining whether the investment should be classified as a Level 2 or Level 3 investment. Criteria considered includes the pricing methodologies of the pricing services (or principal market makers) to determine if the inputs to the valuation are observable or unobservable, as well as the number of prices obtained and an assessment of the quality of the prices obtained. The level of an investment within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment.
The fair value assigned to these investments is based upon available information and may fluctuate from period to period. In addition, it does not necessarily represent the amount that might ultimately be realized upon sale. Due to inherent uncertainty of valuation, the estimated fair value of investments may differ from the value that would have been used had a ready market for the security existed, and the difference could be material.
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of June 30, 2023 and December 31, 2022, the Company had $0.1 million and $0.1 million, respectively, of receivables for investments sold. As of June 30, 2023 and December 31, 2022, the company had $0.0 million and $10.9 million, respectively, of payables for investments purchased.
Foreign Currency Transactions
Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations in translation of assets and liabilities in foreign currencies on the Statement of Operations, if any. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.
Foreign Currency Forward Contracts
The Company may enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its shareholders. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized gain (loss) on foreign currency forward contracts are recorded on the statements of assets and liabilities on a gross basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the schedules of investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date.

Organization and Offering Expenses

The Adviser has agreed to incur organizational and offering costs on behalf of the Company and did not seek reimbursement of incurred organizational and offering costs until the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. Following June 30, 2023, the Adviser has sought reimbursement of allocated organizational and offering costs from the Company.
Organizational costs, primarily for legal expenses associated with the establishment of the Company, are expensed as incurred. For the three and six months ended June 30, 2023, the Company had incurred $0.1 million and $0.1 million of organizational costs, respectively.

Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and included as a deferred offering cost asset on the Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of June 30, 2023, the Company had incurred $1.9 million in capitalized offering costs. The Company had no amortization of these deferred offering costs for the three and six months ended June 30, 2023.
Income Taxes
The Company was a disregarded entity for U.S. federal income tax purposes as of June 28, 2023. The Company became a C Corporation on June 29, 2023. Accordingly, there has been no provision or recognition of income taxes within the financial statements of the Company for the three and six months ended June 30, 2023.
The Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our fiscal year (or period) ending December 31, 2023. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.
Distributions
Distributions to common shareholders will be recorded on the record date. The amount to be distributed, if any, will be determined by the Board each month, and is generally based upon the earnings estimated by the Adviser. As of June 30, 2023, the Company has made the election to be regulated as a BDC under the 1940 Act and intends to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, monthly out of the assets legally available for such distributions. However, the Company may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to shareholders.
Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that provides for the reinvestment of cash distributions. Shareholders who have not opted out of the Company's distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash distribution.

New Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board. The Company has assessed currently issued ASUs and has determined that they are not applicable or expected to have minimal impact on its consolidated financial statements.
Note 3. Fees, Expenses, Agreements and Related Party Transactions
Investment Advisory Agreement
On November 10, 2022, the Company entered into an investment advisory agreement with the Adviser (the “Investment Advisory Agreement”), pursuant to which the Adviser manages the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.
The Investment Advisory Agreement is effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.
The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders. Substantial additional fees and expenses may also be charged by the Administrator to the Company, which is an affiliate of the Adviser.
Management Fee
The management fee will be payable monthly in arrears at an annual rate of 1.25% of the value of the Company's net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Advisory Agreement, net assets means the Company's total assets less the fair value of its liabilities, determined on a consolidated basis in accordance with U.S. GAAP. For the first calendar month in which the Company has operations, net assets will be measured as the beginning net assets as of the date on which the Company breaks escrow.
For the three and six months ended June 30, 2023, the Adviser agreed not to charge the Company a management fee until the Company elected to be regulated a BDC under the 1940 Act on June 30, 2023. The Adviser has further agreed to waive its management fee until the date immediately after the first six months following the date on which the Company’s registration statement becomes effective.
Incentive Fee
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company's income and a portion is based on a percentage of the Company's capital gains, each as described below.
Incentive Fee Based on Income
The first part of the incentive fee will be based on income, whereby the Company pays the Adviser quarterly in arrears 12.5% of its Pre-Incentive Fee Net Investment Income Returns (as defined below) for the relevant calendar quarter subject to a 1.25% per quarter (5.0% annualized) hurdle rate (the “Hurdle Rate”). “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and an administration agreement with the Administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and Member servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income

Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
The Company pays the Adviser an incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns as follows:
•No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar year in which the Company’s Pre-Incentive Fee Net Investment Income Returns does not exceed the Hurdle Rate;
•100% of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the Hurdle Rate but is less than a rate of return of 1.43% (5.72% annualized). This portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the Hurdle Rate but is less than 1.43%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of the Company’s Pre-Incentive Fee Net Investment Income Returns as if a Hurdle Rate did not apply if Pre-Incentive Fee Net Investment Income Returns exceeds 5.72% in any calendar year; and
•12.5% of the Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds 1.43% in any calendar year, which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns is paid to the Adviser.
Incentive Fee Based on Capital Gains
The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:
•12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.
For the three and six months ended June 30, 2023, the Adviser agreed not to charge the Company an incentive fee until the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. The Adviser has further agreed to waive its incentive fee until the date immediately after the first six months following the date on which the Company’s registration statement becomes effective.
Administration Agreement
Under the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company's other service providers), preparing reports to Members and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Company's Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the reasonable fees, costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of OHA or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party. The Administrator has hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.
The amount of the reimbursement payable to the Administrator will be the lesser of (1) the Administrator’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. The Administrator will be required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company will not reimburse the Administrator for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of the Administrator.
The Company incurred expenses related to the Administrator of $0.0 million and $0.0 million for the three and six months ended June 30, 2023, respectively, which is included in administrative service expenses on the Consolidated Statement of Operations. As of June 30, 2023 and December 31, 2022, there were no expenses related to the Administrator that were payable and included in "accrued expenses and other liabilities" in the Consolidated Statement of Assets and Liabilities, respectively. The sub-administrator is compensated for performing its sub-administrative services under the sub-administration agreement. For the three and six months ended June 30, 2023, the Company incurred expenses related to the sub-administrator of $0.0 million and $0.0 million, respectively, which is included in administrative service expenses on the Consolidated Statement of Operations and the payable included in "accrued expenses and other liabilities" in the Consolidated Statement of Assets and Liabilities.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023
	Amortized Cost	Fair value	% of Total Investments at Fair Value

First Lien Debt	$548,494	$548,660	91.5%
Second Lien Debt	51,214	51,269	8.5%
Total	$599,708	$599,929	100.0%

	December 31, 2022
	Amortized Cost	Fair value	% of Total Investments at Fair Value

First Lien Debt	$67,454	$66,971	93.3%
Second Lien Debt	4,792	4,787	6.7%
Total	$72,246	$71,758	100.0%

The industry composition of investments based on fair value as of June 30, 2023 and December 31, 2022 was as follows:

June 30, 2023
High Tech	20.4%
Healthcare, Education and Childcare	14.9%
Services: Business	10.6%
Services: Consumer	10.0%
Aerospace and Defense	7.2%
Insurance	7.2%
Finance	5.1%
Media: Diversified & Production	4.0%
Consumer Goods: Durable	3.9%
Automobile	3.7%
Capital Equipment	3.0%
Chemicals, Plastics and Rubber	2.8%
Banking	1.6%
Retail Stores	1.3%
Broadcasting and Entertainment	1.2%
Buildings and Real Estate	1.0%
Containers, Packaging and Glass	0.9%
Construction & Building	0.8%
Mining, Steel, Iron and Non-Precious Metals	0.4%
Total	100.0%

December 31, 2022
Healthcare, Education and Childcare	17.8%
High Tech	12.3%
Aerospace and Defense	11.5%
Insurance	10.3%
Services: Consumer	9.9%
Chemicals, Plastics and Rubber	7.7%
Consumer Goods: Durable	7.5%
Services: Business	5.1%
Capital Equipment	4.8%
Finance	4.8%
Media: Diversified & Production	4.6%
Automobile	3.7%
Total	100.0%

The geographic composition of investments at cost and fair value as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$586,127	$586,348	97.7%	194.5%
Canada	7,611	7,611	1.3%	2.5%
Switzerland	5,970	5,970	1.0%	2.0%
Total	$599,708	$599,929	100.0%	199.0%

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$72,246	$71,758	100.0%	144.4%
Total	$72,246	$71,758	100.0%	144.4%

Note 5.  Fair Value of Investments

The following tables present the fair value hierarchy of investments as of June 30, 2023 and December 31, 2022, categorized by the ASC 820 valuation hierarchy, as previously described:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$7,575	$541,085	$548,660
Second Lien Debt	—	12,103	39,166	51,269
Total	$—	$19,678	$580,251	$599,929

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$66,971	$66,971
Second Lien Debt	—	—	4,787	4,787
Total	$—	$—	$71,758	$71,758

The following tables present the change in the fair value of financial instruments as of June 30, 2023 and December 31, 2022 for which Level 3 inputs were used to determine the fair value:

	Three Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$71,160	$4,769	$75,929
Purchases of investments	470,250	34,312	504,562
Proceeds from principal repayments and sales of investments	(1,014)	—	(1,014)
Accretion of discount/amortization of premium	47	2	49
Net realized gain (loss)	11	—	11
Net change in unrealized appreciation (depreciation)	631	83	714
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$541,085	$39,166	$580,251
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2023	$631	$83	$714
(1)For the three months ended June 30, 2023, there were no transfers into or out of Level 3.

	Six Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$66,971	$4,787	$71,758
Purchases of investments	474,710	34,312	509,022
Proceeds from principal repayments and sales of investments	(1,386)	—	(1,386)
Accretion of discount/amortization of premium	119	7	126
Net realized gain (loss)	22	—	22
Net change in unrealized appreciation (depreciation)	649	60	709
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$541,085	$39,166	$580,251
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2023	$649	$60	$709
(1)For the six months ended June 30, 2023, there were no transfers into or out of Level 3.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First Lien Debt	$529,956	Discounted cash flow	Comparative Yield	9.5% - 14.8% (10.7%)
First Lien Debt	11,129	Precedent Transaction	Transaction Price	N/A
Total First Lien Debt	541,085
Total Second Lien Debt	39,166	Discounted cash flow	Comparative Yield	10.8% - 14.3% (12.7%)
Total	$580,251

	December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First Lien Debt	$66,971	Discounted cash flow	Comparative Yield	9.8% - 11.9% (10.8%)
Second Lien Debt	4,787	Discounted cash flow	Comparative Yield	12.4% (12.4%)
Total	$71,758
(1)Weighted averages are calculated based on fair value of investments.
The Company used the income approach to determine the fair value of certain Level 3 assets as of June 30, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
Financial instruments disclosed but not carried at fair value

The carrying values of the debt obligations (Note 6) generally approximate their respective fair values due to their variable interest rates. The fair value of these debt obligations would be categorized as Level 2 under the ASC 820-10 hierarchy.

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2023, the Company's asset coverage was 199.3%. The following tables present the Company’s outstanding borrowings as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
JPM Credit Facility	$50,000	$31,000	$31,000	$31,000
BNP Credit Facility	400,000	272,530	272,530	272,530
Total Debt	$450,000	$303,530	$303,530	$303,530

	As of December 31, 2022
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
JPM Credit Facility	$50,000	$31,000	$31,000	$31,000
Total Debt	$50,000	$31,000	$31,000	$31,000

(1)Carrying value represents principal amount outstanding less unamortized debt issuance costs.
(2)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

For the three months ended June 30, 2023, there was $34.0 million of average borrowings under both credit facilities at a weighted average interest rate of 7.0%.

For the six months ended June 30, 2023, there was $32.5 million of average borrowings under both credit facilities at a weighted average interest rate of 6.8%.

A summary of contractual maturities of our debt obligations was as follows as of June 30, 2023:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPM Credit Facility	$31,000	$—	$—	$31,000	$—
BNP Credit Facility	272,530	—	—	272,530	—
Total Debt Obligations	$303,530	$—	$—	$303,530	$—

JPM Credit Facility

On November 15, 2022, the Company entered into a senior secured revolving credit agreement (the “JPM Credit Agreement” or the “JPM Credit Facility”) as Borrower, with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto. The facility amount under the JPM Credit Agreement is $50.0 million. The JPM Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2023, the Company was in compliance with these covenants.
Borrowings under the JPM Credit Facility bear interest at SOFR plus 1.875%. The Company pays an unused commitment fee of 37.5 basis points (0.375%) per annum. The stated maturity date is November 15, 2027.
As of June 30, 2023, there were $31.0 million of borrowings outstanding under the JPM Credit Facility.

For the three and six months ended June 30, 2023, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2023
Borrowing interest expense	$542	$1,047
Unused facility fee	17	35
Amortization of deferred financing costs	30	47
Total interest and debt financing expense	$589	$1,129

As of June 30, 2023, the weighted average stated interest rate on aggregate principal amount outstanding was 7.0%.
BNP Credit Facility

On June 30, 2023, the Company entered into an amended and restated revolving credit and security agreement (the "BNP Credit Agreement" or "BNP Credit Facility") with the Company, as Equityholder, TRP OHA SPV Funding I, LLC, as Borrower, with BNP Paribas ("BNP"), as Administrative Agent, TRP OHA Servicer I, LLC, as Servicer, The Bank of New York Mellon Trust Company, National Association ("BNYM"), as Collateral Agent, and the lenders party thereto. The facility amount under the BNP Credit Agreement is $400.0 million.
Proceeds of the loans under the BNP Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the BNP Credit Agreement. The period from the closing date until June 30, 2026 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the BNP Credit Agreement. The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent, the Lenders, the Custodian and the Collateral Administrator, (b) June 30, 2028, and (c) the date on which the Administrative Agent provides notice of the declaration of the final maturity date after the occurrence of an event of default. The Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2023, the Company was in compliance with these covenants.

Assets that are pledged as collateral for the BNP Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the BNP Revolving Credit Facility.

Borrowings under the BNP Credit Facility bear interest at SOFR plus 3.00%. The Company is to pay an unused commitment fee of 100 basis points (1.00%) per quarter beginning September 30, 2023. The stated maturity date is June 30, 2028.
As of June 30, 2023, there were $272.5 million of borrowings outstanding under the BNP Credit Facility as part of an in-kind contribution effective June 30, 2023.

For the three and six months ended June 30, 2023, there was no accrual for the following components of interest and debt financing expense related to the BNP Credit Facility:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2023
Borrowing interest expense	$—	$—
Unused facility fee	—	—
Amortization of deferred financing costs	—	—
Total interest and debt financing expense	$—	$—

Note 7: Derivatives

The Company enters into derivative financial instruments in the normal course of business from time to time to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures. For derivative contracts, the Company enters into netting arrangements with its counterparties. In accordance with authoritative guidance, the Company offsets fair value amounts recognized for derivative instruments with the same counterparty under a master netting arrangement.
The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its shareholders, as described in Note 2. The fair value of derivative contracts open as of June 30, 2023 and December 31, 2022 is included on the consolidated schedules of investments by contract. The Company had no collateral payable for June 30, 2023. Collateral amounts posted are included in collateral on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities.

During the three and six months ended June 30, 2023, the average notional exposure for foreign currency forward contracts was $13.5 million and $13.5 million, respectively.
The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities.

June 30, 2023
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$9	$—	$9	$—	$9
	$9	$—	$9	$—	$9

(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the three and six months ended June 30, 2023 were as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net change in unrealized gain (loss) on foreign currency forward contracts	$9	$9
Realized gain (loss) on foreign currency forward contracts	—	—
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$9	$9
Note 8: Commitments and Contingencies
In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2023 and December 2022, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	6/30/2023	12/31/2022
Unfunded delayed draw commitments	$17,473	$3,424
Unfunded revolving commitments	28,877	3,809
Total unfunded commitments	$46,350	$7,233

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2023, management is not aware of any pending or threatened material litigation.

Note 9. Net Assets
As of June 30, 2023 and December 31, 2022, the Company had 11,449,456 and 2,000,000, respectively, of Class I shares issued and outstanding with a par value of $0.01 per share.
The following table summarizes capital activity during the three months ended June 30, 2023:

	Common Shares
	Shares	Amount	Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
Balance, beginning of period	2,000,000	$20	$49,980	$1,276	$19	$(493)	$50,802
Common shares issued	9,449,456	94	248,732	—	—	—	248,826
Dividend reinvestment	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	1,129	—	—	1,129
Net realized gain (loss)	—	—	—	—	11	—	11
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	723	723
Dividends declared	—	—	—	—	—	—	—
Balance end of period	11,449,456	$114	$298,712	$2,405	$30	$230	$301,491

The following table summarizes capital activity during the six months ended June 30, 2023:

	Common Shares
	Shares	Amount	Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
Balance, beginning of period	2,000,000	$20	$49,980	$175	$8	$(488)	$49,695
Common shares issued	9,449,456	94	248,732	—	—	—	248,826
Dividend reinvestment	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	2,230	—	—	2,230
Net realized gain (loss)	—	—	—	—	22	—	22
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	718	718
Dividends declared	—	—	—	—	—	—	—
Balance end of period	11,449,456	$114	$298,712	$2,405	$30	$230	$301,491

The following table summarizes total common shares issued and proceeds related to activity during the six months ended June 30, 2023;

	Shares Issued	Proceeds
June 30, 2023	9,449,456	$248,826
Total	9,449,456	$248,826

There were no distributions declared and there were no shares issued pursuant to the distribution reinvestment plan for the six months ended June 30, 2023.

As of the date of issuance of these financial statements, the Company had $633.8 million in total capital commitments from shareholders in connection with private placements of common shares, of which $335.0 million was unfunded.
Note 10. Consolidated Financial Highlights
The following are consolidated financial highlights for a common share outstanding for the six months ended June 30, 2023:

For the Six Months Ended
June 30, 2023
Per Share Data: (1)
Net asset value, beginning of period	$24.85
Net investment income	1.09
Net unrealized and realized gain (loss)(2)	0.39
Net increase (decrease) in net assets resulting from operations(3)	1.48
Distributions declared	—
Total increase (decrease) in net assets(3)	1.48
Net asset value, end of period	$26.33
Shares outstanding, end of period	11,449,456
Total return based on NAV(4)	5.98%

Ratios and supplemental data:
Portfolio turnover ratio(5)	1.08%
Ratio of net expenses to average net assets(6)	5.12%
Ratio of net investment income to average net assets(6)	6.47%

Net assets, end of period	$301,491
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The amount shown for a share outstanding does not correspond with the aggregate realized and unrealized gain (loss) on investments for the period due to the timing of capital share transactions of fund shares in relation to fluctuating market values of investments of the Company.
(3) Net increase in net assets resulting from operations per share in these financial highlights may be different from the net increase (decrease) in net assets per share on the Consolidated Statements of Operations due to changes in the number of weighted average shares outstanding and the effects of rounding.
(4)Total return based on net asset value (not annualized) calculated as the change in net asset value per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(5)Portfolio turnover rate is calculated using the lesser of year-to-date sales and year-to-date purchases over the average of the investments assets at fair value for the years reported.
(6)Annualized.

Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these financial statements. There have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these financial statements, except as discussed below.
As of the date of issuance of these financial statements, the Company had $633.8 million in total capital commitments from shareholders in connection with private placements of common shares, of which $335.0 million was unfunded.

On August 8, 2023, the Company's Board declared a dividend of $0.20 per Class I share, all of which is payable on August 31, 2023 to shareholders of record as of August 15, 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except per share amounts)
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed in any forward-looking statements. Dollar amounts are in thousands, except per share data, percentages and as otherwise noted.
Overview
The Company was initially formed on December 16, 2021 as a Delaware limited liability company and subsequently converted into a Delaware statutory trust on March 2, 2022.  We are an externally managed, closed-end, diversified management investment company that elected to be regulated as a business development company under the 1940 Act on June 30, 2023. The Adviser is registered under the Investment Advisers Act of 1940. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, beginning with our fiscal year (or period) ending December 31, 2023. We have an indefinite term.
The Company's investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments capturing long-term capital appreciation, while maintaining a strong focus on downside protection. The Company invests primarily in directly originated and customized private financing solutions, including loans and other debt securities with a strong focus on senior secured lending to larger companies. The Company primarily targets investments in first lien loans, unitranche loans, second lien loans and other corporate secured debt. The Company may also invest in equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, the Company will invest directly or indirectly at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation. From inception through June 30, 2023, we have invested approximately $601.1 million in aggregate cost of debt investments prior to any subsequent exits or repayments, including the $521.4 million of debt investments acquired through an in-kind contribution on June 30, 2023.
While most of our investments will be in U.S. companies, from time to time, we also expect to invest in European and other non-U.S. companies. Our portfolio may also include equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit.
Key Components of Our Results of Operations
Investments
We focus primarily on senior secured loans and securities of private U.S. companies. The level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.
Revenues
We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of June 30, 2023, 100% of our debt investments based on fair value in our portfolio were at floating rates. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses
Our primary operating expenses include the payment of fees to the Adviser under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below.
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, salaries, bonus and benefits, rent, utilities, insurance, payroll taxes, bonuses, employee benefits, furnishings, telecommunications and certain information services and certain office expenses, including office supplies and equipment and other similar expenses and the other routine overhead expenses, of such personnel allocable to such services, (individually and collectively, “Overhead”) will be provided and paid for by the Adviser. We will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to:
1)investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement;
2)the Company’s allocable portion of Overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer, chief operating officer, and their respective staffs; (ii) investor relations, legal, operations, treasury and any other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any personnel of OHA or any of its affiliates providing non-investment related services to the Company; and
3)all other expenses of the Company’s operations, administration and transactions including, without limitation, those relating to:
(1)organization and offering fees, costs and expenses associated with this offering (including legal, accounting (including expenses of in-house legal, accounting, tax and other professionals of the Adviser, inclusive of their allocated Overhead), printing, mailing, subscription processing and filing fees costs and expenses (including “blue sky” laws and regulations) and other offering fees costs and expenses, including fees, costs and expenses associated with technology integration between the Company’s systems and those of participating intermediaries, diligence expenses of participating intermediaries, fees, costs and expenses in connection with preparing the preparation of the Company’s governing documents, offering memoranda, sales materials and other marketing expenses, design and website fees, costs and expenses, fees, costs and expenses of the Company’s escrow agent, transfer agent and sub-transfer agent, fees, costs and expenses to attend retail seminars sponsored by participating intermediaries and fees, costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisors or financial or other advisors, but excluding the shareholder servicing fees;
(2)all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors (including tax advisors), administrators, auditors (including, for the avoidance of doubt, the Company’s financial audit, and with respect to any additional auditing required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers and any applicable legislation implemented by an EEA member state in connection with such Directive (the “AIFMD”)), investment bankers, administrative agents, paying agents, depositaries, custodians, trustees, sub-custodians, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisors, industry experts, operating partners, deal sourcers (including personnel dedicated to but not employed by the Administrator and its affiliates in the credit-focused business of the Adviser), and other professionals (including, for the avoidance of doubt, the costs and charges allocable with respect to the provision of internal legal, tax, accounting, technology, portfolio reconciliation, portfolio compliance and reporting or other services or that are otherwise related to the implementation, maintenance and supervision of the procedures relating to the books and records of the Company and any personnel related thereto, inclusive of their allocated Overhead (including secondees and temporary personnel or consultants that may be engaged on short- or long-term arrangements) as deemed appropriate by the Administrator, with the oversight of the Board, where such internal personnel perform services that would be paid by the Company if outside service providers provided the same services); fees, costs, and expenses herein include (x) fees, costs and expenses for time spent by its in-house attorneys and tax advisors that provide legal advice and/or services to the Company or its portfolio companies on matters related to potential or actual investments and transactions and the ongoing operations of the Company and (y) fees, costs and expenses incurred to provide administrative and accounting services to the Company or its portfolio companies, and fees, costs, expenses and charges incurred directly by the Company or affiliates in connection such services (including overhead related thereto), in each case, (I) that are specifically charged or specifically allocated or attributed by the Administrator, with the oversight of the Board, to the Company or its portfolio companies and (II) provided that any such amounts shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services of the same skill and expertise, in accordance with the Adviser’s expense allocation policy);

(3)all fees, costs, expenses of calculating the Company’s NAV, including the cost of any third-party valuation services;
(4)all fees, costs, expenses of effecting any sales and repurchases of the Shares and other securities;
(5)any fees, costs and expenses payable under any managing dealer and selected intermediary agreements, if any;
(6)all interest and fees, costs and expenses arising out of all borrowings, guarantees and other financings or derivative transactions (including interest, fees and related legal expenses) made or entered into by the Company, including, but not limited to, the arranging thereof and related legal expenses;
(7)all fees, costs and expenses of any loan servicers and other service providers and of any custodians, lenders, investment banks and other financing sources;
(8)all fees, costs and expenses incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes;
(9)all fees, costs and expenses of derivatives and hedging;
(10)all fees, costs and expenses, including travel, entertainment, lodging and meal expenses, incurred by the Adviser, or members of its investment team, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing the Company’s rights;
(11)all fees, costs and expenses (including the allocable portions of Overhead and out-of-pocket expenses such as travel expenses) or an appropriate portion thereof of employees of the Adviser to the extent such expenses relate to attendance at meetings of the Board or any committees thereof;
(12)all fees, costs and expenses, if any, incurred by or on behalf of the Company in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including, without limitation any legal, tax, administrative, accounting, travel, meals, accommodations and entertainment, advisory, consulting and printing expenses, reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments;
(13)all allocated fees, costs and expenses incurred by the Adviser and the Administrator in providing managerial assistance to those portfolio companies that request it;
(14)all brokerage fees, costs and expenses, hedging fees, costs and expenses, prime brokerage fees, costs and expenses, custodial fees, costs and expenses, agent bank and other bank service fees, costs and expenses; private placement fees, costs and expenses, commissions, appraisal fees, commitment fees and underwriting fees, costs and expenses; fees, costs and expenses of any lenders, investment banks and other financing sources, and other investment costs, fees and expenses actually incurred in connection with evaluating, making, holding, settling, clearing, monitoring or disposing of actual investments (including, without limitation, travel, meals, accommodations and entertainment expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, any costs or expenses relating to currency conversion in the case of investments denominated in a currency other than U.S. dollars) and expenses arising out of trade settlements (including any delayed compensation expenses);
(15)investment fees, costs and expenses, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors), settling, monitoring and holding prospective or actual investments or investment strategies including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance, loan administration, travel, meals, accommodations and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Adviser is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or capitalized as part of the acquisition price of the transaction) and any fees, costs and expenses related to the organization or maintenance of any vehicle through which the Company directly or indirectly participates in the acquisition, holding and/or disposition of investments or which otherwise facilitate the Company’s investment activities, including without limitation any travel and accommodations expenses related to such vehicle and the salary and benefits of any personnel (including personnel of the Adviser or its affiliates) and/or in connection with reasonably necessary and/or advisable for the maintenance and operation of such vehicle, or other overhead expenses (including any fees, costs and expenses associated with the leasing of office space (which may be made with one or more affiliates of the Adviser as lessor in connection therewith));
(16)all transfer agent, sub-transfer agent, dividend agent and custodial fees, costs and expenses;

(17)all federal and state registration fees, franchise fees, any stock exchange listing fees and fees payable to rating agencies;
(18)Independent trustees’ fees and expenses including travel, entertainment, lodging and meal expenses, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the independent trustees;
(19)costs of preparing financial statements and maintaining books and records, costs of Sarbanes-Oxley Act of 2002 compliance and attestation and costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, U.S. Commodity Futures Trading Commission (“CFTC”) and other regulatory bodies and other reporting and compliance costs, including registration and exchange listing and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;
(20)all fees, costs and expenses associated with the preparation and issuance of the Company’s periodic reports and related statements (e.g., financial statements and tax returns) and other internal and third-party printing (including a flat service fee), publishing (including time spent performing such printing and publishing services) and reporting-related expenses (including other notices and communications) in respect of the Company and its activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by the Company or the Adviser or its affiliates in connection with such provision of services thereby);
(21)all fees, costs and expenses of any reports, proxy statements or other notices to shareholders (including printing and mailing costs) and the costs of any shareholder or Trustee meetings;
(22)all proxy voting fees, costs and expenses;
(23)all fees, costs and expenses associated with an exchange listing (to the extent applicable);
(24)any and all taxes and/or tax-related interest, fees or other governmental charges (including any penalties incurred where the Adviser lacks sufficient information from third parties to file a timely and complete tax return) levied against the Company and all fees, costs and expenses incurred in connection with any tax audit, investigation, litigation, settlement or review of the Company and the amount of any judgments, fines, remediation or settlements paid in connection therewith;
(25)all fees, costs and expenses of any litigation, arbitration or audit involving the Company any vehicle or its portfolio companies and the amount of any judgments, assessments fines, remediations or settlements paid in connection therewith, Trustees and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company;
(26)all fees, costs and expenses associated with the Company’s information, obtaining and maintaining technology (including any and all fees, costs and expenses of any investment, books and records, portfolio compliance and reporting systems such as “Wall Street Office,” “Everest” (Allvue), “Trinity” and similar systems and services, including consultant, software licensing, data management and recovery services fees and any tools, programs, subscriptions or other systems providing market data, analytical, database, news or third-party research or information services and the costs of any related professional service providers), third party or proprietary hardware/software, data-related communication, market data and research (including news and quotation equipment and services and including costs allocated by the Adviser’s or its affiliates’ internal and third-party research group (which are generally based on time spent, assets under management, usage rates, proportionate holdings or a combination thereof or other reasonable methods determined by the Administrator) and expenses and fees (including compensation costs) charged or specifically attributed or allocated by Adviser and/or its affiliates for data-related services provided to the Company and/or its portfolio companies (including in connection with prospective investments), each including expenses, charges, fees and/or related costs of an internal nature; reporting costs (which includes notices and other communications and internally allocated charges), and dues and expenses incurred in connection with membership in industry or trade organizations;
(27) all fees, costs and expenses of specialty and custom software for monitoring risk, compliance and the overall portfolio, including any development costs incurred prior to the filing of the Company’s election to be treated as a BDC;
(28)all fees, costs and expenses associated with individual or group shareholders;
(29)all insurance fees, costs and expenses (including fidelity bond, trustees and officers errors and omissions liability insurance and other insurance premiums incurred for the benefit of the Adviser);
(30)all fees, costs and expenses of winding up and liquidating the Company’s assets;

(31)all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings; notices or disclosures related to the Company’s activities (including, without limitation, expenses relating to the preparation and filing of filings required under the Securities Act, TIC Form SLT filings, Internal Revenue Service filings under FATCA and FBAR reporting requirements applicable to the Company or reports to be filed with the CFTC, reports, disclosures, filings and notifications prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities, including any notices, reports and/or filings required under the AIFMD, European Securities and Markets Authority and any related regulations, and other regulatory filings, notices or disclosures of the Adviser relating to the Company and its affiliates relating to the Company, and their activities) and/or other regulatory filings, notices or disclosures of the Adviser and its affiliates relating to the Company including those pursuant to applicable disclosure laws and expenses relating to FOIA requests, but excluding, for the avoidance of doubt, any expenses incurred for general compliance and regulatory matters that are not related to the Company and its activities;
(32)all fees, costs and expenses (including travel) in connection with the diligence and oversight of the Company’s service providers;
(33)all fees, costs and expenses, including travel, meals, accommodations, entertainment and other similar expenses, incurred by the Adviser or its affiliates for meetings with existing investors and any intermediaries, registered investment advisors, financial and other advisors representing such existing investors; and
(34)all other fees, costs and expenses incurred by the Administrator in connection with administering the Company’s business.

In addition to the compensation paid to the Adviser pursuant to the Advisory Agreement, the Fund shall reimburse the Adviser for all expenses of the Fund incurred by the Adviser as well as the actual cost of goods and services used for or by the Fund and obtained from entities not affiliated with the Adviser. The Adviser or its affiliates may be reimbursed for the administrative services performed by it or such affiliates on behalf of the Fund pursuant to any separate administration or co-administration agreement with the Adviser; however, no reimbursement shall be permitted for services for which the Adviser is entitled to compensation by way of a separate fee. Excluded from the allowable reimbursement shall be:

a) rent or depreciation, utilities, capital equipment, and other administrative items of the Adviser; and

b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any Controlling Person of the Adviser. The term “Controlling Person” shall mean a person, whatever his or her title, who performs functions for the Adviser similar to those of (a) the chairman or other member of a board of directors, (b) executive officers or (c) those holding 10% or more equity interest in the Adviser, or a person having the power to direct or cause the direction of the Adviser, whether through the ownership of voting securities, by contract or otherwise.
The Adviser agreed to incur organizational and offering costs on behalf of the Company and did not seek reimbursement of incurred organizational and offering costs until the Company elected to be regulated as a BDC on June 30, 2023. Following June 30, 2023, the Adviser has sought reimbursement of allocated organizational and offering costs from the Company. As of June 30, 2023, the Company had $1.9 million in offering costs and $0.1 million in organizational costs payable to the Adviser.
Portfolio and Investment Activity
Our investment activity for the period ended June 30, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the Six Months Ended June 30, 2023
Total investments, beginning of period	$72,246
New investments purchased	7,343
New investments acquired through in-kind contribution	521,356
Net accretion of discount on investments	127
Net realized gain (loss) on investments	22
Investments sold or repaid	(1,386)
Total investments, end of period	599,708

The following table presents certain selected information regarding our investment portfolio:

As of June 30, 2023
Weighted average yield on debt and income producing investments, at amortized cost(1)	12.0%
Weighted average yield on debt and income producing investments, at fair value(1)	12.0%
Number of portfolio companies	72
Weighted average EBITDA (2)	$233.4
Average loan-to-value (LTV) (3)	42.2%
Percentage of debt investments bearing a floating rate, at fair value	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	—%
(1)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on income producing securities, divided by (b) the total relevant investments at amortized cost or fair value, as applicable. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)Includes all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available financial information provided by the portfolio company and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information. Amounts in millions.
(3)Includes all private debt investments for which fair value is determined by our Board in conjunction with a third-party valuation firm and excludes quoted assets. Average loan-to-value represents the net ratio of loan-to-value for each portfolio company, weighted based on the fair value of total applicable private debt investments. Loan-to-value is calculated as the current total net debt of all loan tranches outstanding divided by the estimated enterprise value of the portfolio company as of the most recent quarter end.
Our investments consisted of the following:

	June 30, 2023
	Amortized Cost	Fair value	% of Total Investments at Fair Value
First Lien Debt	$548,494	$548,660	91.5%
Second Lien Debt	51,214	51,269	8.5%
Total	$599,708	$599,929	100.0%
As of June 30, 2023 there were no investments on non-accrual status.

The table below describes investments by industry composition based on fair value as of June 30, 2023:

June 30, 2023
High Tech	20.4%
Healthcare, Education and Childcare	14.9%
Services: Business	10.6%
Services: Consumer	10.0%
Aerospace and Defense	7.2%
Insurance	7.2%
Finance	5.1%
Media: Diversified & Production	4.0%
Consumer Goods: Durable	3.9%
Automobile	3.7%
Capital Equipment	3.0%
Chemicals, Plastics and Rubber	2.8%
Banking	1.6%
Retail Stores	1.3%
Broadcasting and Entertainment	1.2%
Buildings and Real Estate	1.0%
Containers, Packaging and Glass	0.9%
Construction & Building	0.8%
Mining, Steel, Iron and Non-Precious Metals	0.4%
Total	100.0%
The table below describes investments by geographic composition as of June 30, 2023:

June 30, 2023
United States	97.7%
Canada	1.3%
Switzerland	1.0%
Total	100.0%

Our Adviser has developed a risk rating methodology for a systematic approach to portfolio monitoring. The Adviser assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as “Risk Ratings." The Adviser reviews the ratings on a quarterly basis and adjusts any scores as appropriate to align with the below definitions.
Risk Ratings Definitions
•Risk Rating 1 - Investments with a score of 1 contain the lowest amount of risk in our portfolio. Borrower is performing above expectations, and the trends and risk factors are generally favorable.
•Risk Rating 2 - Investments with a score of 2 contain an acceptable level of risk that is similar to the risk at the time of origination or acquisition. Borrower is performing in-line with expectations, and the risk factors are neutral to favorable. Investments are assigned a score of 2 at the time of origination or acquisition.

•Risk Rating 3 - Investments with a score of 3 mean the borrower is performing below expectations and that the loan’s risk has increased somewhat since origination or acquisition.

•Risk Rating 4 - Investments with a score of 4 mean the borrower is performing materially below expectations and indicates that the loan’s risk has increased materially since origination or acquisition. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 120 days past due).

•Risk Rating 5 - Investments with a score of 5 mean the borrower is performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent.

The below table summarizes the Risk Ratings as of June 30, 2023:

	June 30, 2023
	Fair Value	% of Fair Value
Risk Rating 1	$115,623	19.3%
Risk Rating 2	476,651	79.4%
Risk Rating 3	7,655	1.3%
Risk Rating 4	—	—%
Risk Rating 5	—	—%
Total investments	$599,929	100.0%

As of June 30, 2023, the weighted average Risk Rating of our debt investment portfolio was 1.82 and there were no debt investments assigned a Risk Rating of 4 or 5.
Results of Operations

The following table represents the operating results:

For the Three Months Ended June 30, 2023
Total investment income	$2,402
Net expenses	(1,273)
Net investment income (loss)	1,129
Net unrealized appreciation (depreciation)	723
Net realized gain (loss)	11
Net increase (decrease) in net assets resulting from operations	$1,863

For the Six Months Ended June 30, 2023
Total investment income	$4,577
Net expenses	(2,347)
Net investment income (loss)	2,230
Net unrealized appreciation (depreciation)	718
Net realized gain (loss)	22
Net increase (decrease) in net assets resulting from operations	$2,970
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income, was as follows:

For the Three Months Ended June 30, 2023
Interest income	$2,270
Other income	132
Total investment income	$2,402

For the Six Months Ended June 30, 2023
Interest income	$4,445
Other income	132
Total investment income	$4,577
For the three and six months ended June 30, 2023, total investment income was $2.4 million and $4.6 million, respectively. The size of our investment portfolio at fair value was $599.9 million and our weighted average yield on debt and income producing investments at fair value was 12.0% at June 30, 2023.
Expenses
Expenses were as follows:

For the Three Months Ended June 30, 2023
Interest and debt fee expense	$589
Professional fees	160
Board of Managers fees	97
Administrative services expenses	43
Organization costs	94
Other general & administrative	290
Total expenses	$1,273

For the Six Months Ended June 30, 2023
Interest and debt fee expense	$1,129
Professional fees	547
Board of Managers fees	194
Administrative services expenses	85
Organization costs	94
Other general & administrative	298
Total expenses	$2,347

Interest and debt fee expense

For the three months ended June 30, 2023, interest and debt fee expense was $0.6 million, primarily due to $34.0 million of average borrowings under existing credit facilities at a total annualized cost of debt of 7.0%.

For the six months ended June 30, 2023, interest and debt fee expense was $1.1 million, primarily due to $32.5 million of average borrowings under existing credit facilities at a total annualized cost of debt of 6.8%.

Management Fees
For the three and six months ended June 30, 2023, the Adviser agreed not to charge the Company a management fee until the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. The Adviser has further agreed to waive its management fee until the date immediately after the first six months following the date on which the Company’s registration statement becomes effective.
Income Based and Capital Gains Incentive Fees
For the three and six months ended June 30, 2023, the Adviser agreed not to charge the Company an incentive fee until the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. The Adviser has further agreed to waive its incentive fee until the date immediately after the first six months following the date on which the Company’s registration statement becomes effective.
Other Expenses
Organization costs and offering costs include expenses incurred in our initial formation and offering. Professional fees include legal, audit, tax, valuation, other professional fees incurred related to the management of the Company. Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, our sub-administrator, and other costs.
Total other expenses were $1.2 million and $0.7 million for the three and six months ended June 30, 2023, respectively. Total other expenses were primarily comprised of $0.2 million and $0.6 million of professional fees (including legal, audit, and tax), and $0.3 million and $0.3 million of other general and administrative expenses (including insurance, research, and other allocated costs) for the three and six months ended June 30, 2023, respectively.

The Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023, and as such, the Adviser has sought reimbursement of allocated organizational and offering costs. As of June 30, 2023, the Company had $1.9 million in offering costs and $0.1 million in organizational costs payable to the Adviser.

Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party.
Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.
Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.
For the three and six months ended June 30, 2023, we incurred no U.S. federal excise tax.
Net Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following:

For the Three Months Ended June 30, 2023
Net change in unrealized gain (loss) on investments	$714
Net change in unrealized gain (loss) on foreign currency forward contracts	9
Net change in unrealized appreciation (depreciation)	$723

For the Six Months Ended June 30, 2023
Net change in unrealized gain (loss) on investments	$709
Net change in unrealized gain (loss) on foreign currency forward contracts	9
Net change in unrealized appreciation (depreciation)	$718

For the three and six months ended June 30, 2023, the fair value of our debt investments increased due to positive valuation adjustments driven by tightening spreads.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

Three Months Ended June 30, 2023
Net realized gain (loss) on investments	$11
Net realized gain (loss)	$11

Six Months Ended June 30, 2023
Net realized gain (loss) on investments	$22
Net realized gain (loss)	$22
For the three and six months ended June 30, 2023, we generated realized gains on investments of $0.02 million and $0.01 million, respectively, which was primarily comprised of net realized gains on forward contracts.
Financial Condition, Liquidity, and Capital Resources
Our liquidity and capital resources are generated primarily from proceeds of our continuous offering of common shares, proceeds from net borrowings on our credit facilities, cash flows from interest, dividends and fees earned from our investments and principal repayments. The primary uses of our cash are investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, the cost of operations (including paying our Adviser and Administrator or its affiliates), and cash distributions to the holders of our shares.
As of June 30, 2023, we had $3.2 million in cash, cash equivalents and restricted cash. During the six months ended June 30, 2023, we used $12.0 million in cash for operating activities, primarily due to a decrease in investments payable of $10.9 million and investment purchases of $7.3 million, offset by sales and principal repayments of $1.4 million. Cash used by financing activities was $4.3 million during the period, which was primarily the result of payments for financing costs and offering costs.

Borrowings

As of June 30, 2023, we had two credit facilities. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ration of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of June 30, 2023, we had an aggregate amount of $303.5 million of debt outstanding and our asset coverage ratio was 199.3%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
The following table presents the Company’s outstanding borrowings as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
JPM Credit Facility	$50,000	$31,000	$31,000	$31,000
BNP Credit Facility	400,000	272,530	272,530	272,530
Total Debt	$450,000	$303,530	$303,530	$303,530

	As of December 31, 2022
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
JPM Credit Facility	$50,000	$31,000	$31,000	$31,000
Total Debt	$50,000	$31,000	$31,000	$31,000

(1)Carrying value represents principal amount outstanding less unamortized debt issuance costs.
(2)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Equity
As of June 30, 2023 we had 11,449,456 Class I shares issued and outstanding with a par value of $0.01 per share.
The following table summarizes total share activity during the six months ended June 30, 2023:

Six Months Ended June 30, 2023
Shares outstanding, beginning of period	2,000,000
Common Shares Issued	9,449,456
Shares outstanding, end of period	11,449,456
During the six months ended June 30, 2023, the Company received $248.8 million in equity proceeds relating to issuance of 9,449,456 of Class I shares as part of an in-kind contribution effective June 30, 2023.
Distributions
We expect to pay regular monthly distributions. Any distributions we make will be at the discretion of our Board, who will consider, among other things, our earnings, cash flow, capital needs and general financial condition, as well as our desire to comply with the regulated investment company ("RIC") requirements, which generally require us to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. As a result, our distribution rates and payment frequency may vary from time to time and there is no assurance we will pay distributions in any particular amount, if at all.

The per share amount of distributions on Class S, Class D and Class I shares will generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class.

There were no distributions declared on the Company's common shares and there were no shares issued pursuant to the distribution reinvestment plan during the six months ended June 30, 2023.

We intend to operate in a manner so as to continuously qualify as a RIC under Subchapter M of the Code, beginning with our taxable year ended December 31, 2023. To qualify for and maintain RIC tax treatment, among other things, we must distribute dividends to our shareholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In order to avoid the imposition of certain excise taxes imposed on RICs, we must distribute dividends to our shareholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax.

The U.S. federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, which is an “opt-out” distribution reinvestment plan.

Under this plan, shareholders (other than those located in specific states, who are clients of selected participating brokers, as outlined below, or who have elected to “opt out” of the plan) will have their cash distributions automatically reinvested in additional shares of the same class of our common shares to which the distribution relates. If a shareholder elects to “opt out,” that shareholder will receive cash distributions. The purchase price for shares purchased under our distribution reinvestment plan will be equal to the then current NAV per share of the relevant class of common shares. Shareholders will not pay transaction related charges when purchasing shares under our distribution reinvestment plan, but all outstanding Class S and Class D shares, including those purchased under our distribution reinvestment plan, will be subject to ongoing servicing fees. The U.S. federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

Share Repurchase Program

Subject to the discretion of the Board, we intend to commence a share repurchase program pursuant to which we intend to conduct quarterly repurchase offers to allow our shareholders to tender their shares at a price equal to the NAV per share for the applicable class of shares on each date of repurchase. Our Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we intend to limit the number of shares to be repurchased to no more than 5% of our outstanding common shares as of the last day of the immediately preceding quarter. In the event the number of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. We may choose to offer to repurchase fewer shares than described above, or none at all.

We expect to repurchase shares pursuant to tender offers each quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. We intend to conduct the repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

There were no share repurchases during the six months ended June 30, 2023.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2023 and December 2022, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	6/30/2023	12/31/2022
Unfunded delayed draw commitments	$17,473	$3,424
Unfunded revolving commitments	28,877	3,809
Total unfunded commitments	$46,350	$7,233

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2023, management is not aware of any pending or threatened litigation.
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the Investment Advisory Agreement, the Administration Agreement, and the Resource Sharing Agreement.
In addition to the aforementioned agreements, we rely on exemptive relief that has been granted to us, our Adviser, and certain of our Adviser’s affiliates by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Recent Developments

As of the date hereof, the Fund had $633.8 million in total capital commitments from shareholders in connection with private placements of Common Shares, of which $335.0 million was unfunded.

On August 8, 2023, the Board declared a distribution of $0.20 per Class I share, all of which is payable on August 31, 2023 to shareholders of record as of August 15, 2023.
Critical Accounting Policies and Estimates
The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ
Investments at Fair Value
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.
The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Investments that are listed or traded on an exchange and are freely transferrable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, the Company will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third party vendor, the Company will use these quotations to determine the value of its investments. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from one or more broker quotes. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.
Where prices or inputs are not available or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or for which market prices are not readily available, as will be the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, pursuant to the Company’s valuation policy, and under the oversight of the Board, based on, among other things, the input of independent valuation firms retained by the Company to review the Company’s investments. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
With respect to the quarterly valuation of investments, the Company undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments for which reliable market quotations are not readily available as of the last calendar day of each quarter, which includes, among other procedures, the following:
•The valuation process begins with each investment being preliminarily valued by the Adviser’s valuation team in consultation with the Adviser’s investment professionals responsible for each portfolio investment;
•In addition, independent valuation firms retained by the Company prepare quarter-end valuations of each such investment that was (i) originated or purchased prior to the first calendar day of the quarter and (ii) is not a de minimis investment, as determined by the Adviser. The independent valuation firms provide a final range of values on such investments to the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser’s valuation committee with respect to the Company (the “Valuation Committee”) reviews each valuation recommendation to confirm they have been calculated in accordance with the Company’s valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Adviser’s Valuation Committee then determines fair value marks for each of the Company’s portfolio investments; and
•The Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.
As part of the valuation process, the Company will take into account relevant factors in determining the fair value of our investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Adviser will consider whether the pricing indicated by the external event corroborates its valuation.
The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of the Company’s portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Company and the Adviser may reasonably rely on that assistance. However, the Adviser is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy, the Board’s oversight and a consistently applied valuation process.
The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.

The fair value hierarchy under ASC 820 prioritizes the inputs to valuation methodology used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:
•Level 1: Inputs to the valuation methodology that reflect unadjusted quoted prices available in active markets for identical assets or liabilities as of the reporting date.
•Level 2:  Inputs to the valuation methodology other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date.
•Level 3:  Inputs to the valuation methodology are unobservable and significant to overall fair value measurement.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
The Company’s accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the financial statements. The SEC recently adopted Rule 2a-5 under the 1940 Act. This establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We are in compliance with Rule 2a-5's valuation requirements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and therefore, we will value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of our Adviser and independent third party valuation firm(s) engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We may fund portions of our investments with borrowings on a short term basis, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.
As of June 30, 2023, 100% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Statement of Assets and Liabilities as of June 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$18,930	$(9,106)	$9,824
Up 200 basis points	$12,620	$(6,071)	$6,549
Up 100 basis points	$6,310	$(3,035)	$3,275
Down 100 basis points	$(6,310)	$3,035	$(3,275)
Down 200 basis points	$(12,620)	$6,071	$(6,549)

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.
Item 4.    Controls and Procedures
(1)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report.
(2)Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1.    Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies.
Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factor described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

We are subject to risks relating to infectious diseases and pandemics.

Certain illnesses spread rapidly and have the potential to significantly adversely affect the global economy. Outbreaks such as the severe acute respiratory syndrome, avian influenza, H1N1/09, and, most recently, the coronavirus (COVID-19), or other similarly infectious diseases may have material adverse impacts on the Company, the Adviser, their respective affiliates and portfolio companies. Actual pandemics, or fear of pandemics, can trigger market disruptions or economic turndowns with the consequences described above. The Adviser cannot predict the likelihood of disease outbreaks occurring in the future nor how such outbreaks may affect the Company’s investments.

The outbreak of disease epidemics may result in the closure of the Adviser’s and/or a portfolio company’s offices or other businesses, including office buildings, retail stores and other commercial venues and could also result in (a) the lack of availability or price volatility of raw materials or component parts necessary to a portfolio company’s business which may adversely affect the ability of a portfolio company to perform its obligations, (b) disruption of regional or global trade markets and/or the availability of capital, (c) the availability of leverage, including an inability to obtain indebtedness at all or to the Company’s desired degree, and less favorable timing of repayment and other terms with respect to such leverage, (d) trade or travel restrictions which impact a portfolio company’s business and/or (e) a general economic decline and have an adverse impact on the Company’s value, the Company’s investments, or the Company’s ability to make new investments.

If a future pandemic occurs (including a recurrence of COVID-19) during a period when the Company expects to be harvesting its investments, the Company may not achieve its investment objective or may not be able to realize its investments within the Company’s term.

We are subject to risks relating to the Euro, the Eurozone and Brexit.

On January 31, 2020 the United Kingdom (the “UK”) formally left the European Union (the “EU”). Following its withdrawal from the EU, the UK entered into a transition period, during which EU law continued to apply in the UK whilst the UK government and the EU negotiated the terms of their future relationship. The transition period expired on December 31, 2020, and EU law no longer applies in the UK. The UK and the EU have agreed to a trade and cooperation agreement pursuant to which there will be no tariffs or quotas on goods traded between the UK and the EU. However, services are not comprehensively covered in the agreement and negotiations are ongoing in relation to provision of financial services in particular. Political and economic uncertainty and periods of exacerbated volatility in both the UK and in wider European markets may continue for some time. It also remains possible that the UK’s withdrawal from the EU may lead to a call for similar referenda in other European jurisdictions, which may cause increased economic volatility in the European and global markets.

This mid- to long-term uncertainty may have an adverse effect on the economy generally and on the ability of the Company to execute its strategy and to receive attractive returns. In particular, currency volatility may mean that the returns of the Company are adversely affected by market movements and may make it more difficult, or more expensive, for the Company to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential downgrading of the UK’s sovereign credit rating, may also have an impact on the performance of investments located in the UK or Europe. In light of the above, no definitive assessment can currently be made regarding the impact that Brexit will have on the Company, its portfolio companies or its investments.

We are subject to risk relating to the replacement of LIBOR with an alternative reference rate.

LIBOR, the London Interbank Offered Rate, was a leading floating rate benchmark used in loans, notes, derivatives and other instruments or investments. As a result of benchmark reforms, publication of most LIBOR settings has ceased. Some LIBOR settings continue to be published but only on a temporary, synthetic and non-representative basis. Regulated entities have generally ceased entering into new LIBOR contracts in connection with regulatory guidance or prohibitions. Public and private sector actors have worked to establish new or alternative reference rates to be used in place of LIBOR. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has recommended a new reference rate derived from short-term repurchase agreements backed by Treasury securities, the Secured Overnight Financing Rate (“SOFR”).

The transition away from LIBOR may adversely impact the Company and/or the Company’s portfolio companies as certain of the Company’s investments and/or other indebtedness of the Company’s portfolio companies may have interest rates which were determined (or, in some cases, continue to be determined) with reference to LIBOR. Although replacement rates (e.g., SOFR) have begun to be adopted in the lending and bond markets, the ongoing LIBOR replacement process might affect the Company’s floating-rate investments, including by:

•adversely impacting the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked (or formerly LIBOR-linked) securities, loans and derivatives that may be included in the Company’s assets;

•requiring extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of documentation to modify the terms of investments;

•resulting in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in the Company’s LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates; or

•causing the Company to incur additional costs in relation to any of the above factors.

In addition to the Company and portfolio companies may have renegotiated (or may yet need to renegotiate) some of those instruments to address a transition away from LIBOR, there also may be different conventions that arise in different but related market segments and there may be mismatches between different assets and liabilities causing possible unexpected gains and/or losses for the Company or portfolio companies. Some replacement rates may also be subject to compounding or similar adjustments that cause the amount of any payment referencing a replacement rate not to be determined until the end of the relevant calculation period, rather than at the beginning, which could lead to administrative challenges for the Company.

If the transition of an instrument or investment from LIBOR results in an overall increase to borrowing costs, higher interest expense could negatively affect the financial results and valuations of the Company’s portfolio companies. There is no guarantee that a transition from LIBOR to an alternative will not result in significant increases or volatility in benchmark rates or borrowing costs to borrowers, any of which could have a material adverse effect on our results of operations, financial condition and cash flow.

Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

The financial markets recently have encountered volatility associated with concerns about the banking industry, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted, including suffering bank failures, and others may be materially and adversely impacted. Our business is dependent on bank relationships and we are proactively monitoring the financial health of such bank relationships. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2023, the Company issued 9,449,456 of Class I shares for net proceeds of $248.8 million pursuant to a private placement. No shares were issued under the distribution reinvestment plan during the period ended June 30, 2023.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the fiscal quarter ended June 30, 2023, none of the trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule10b5-1 trading arrangement.”
Item 6.    Exhibits

Exhibit Number	Description of Exhibits
3.1	Form of Amended and Restated Declaration of Trust (incorporated by reference to Exhibit (a)(8) to the Company’s Registration Statement on Form N-2 (File No. 333-266378)
3.2	Form of Bylaws (incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-266378)
4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Company’s Registration Statement on Form N-2 (File No. 333-266378)
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit (d) to the Company’s Registration Statement on Form N-2 (File No. 333-266378)
10.2*	Investment Advisory Agreement dated as of November 10, 2022 by and between T. Rowe Price OHA Select Private Credit Fund and OHA Private Credit Advisors LLC (formerly OHA Private Credit Advisors, L.P.)
10.3*	Administration Agreement dated as of November 10, 2022 by and between T. Rowe Price OHA Select Private Credit Fund and OHA Private Credit Advisors LLC (formerly OHA Private Credit Advisors, L.P.)
10.4	Custody Agreement dated as of October 13, 2022 by and between T. Rowe Price OHA Select Private Credit Fund and State Street Bank and Trust Company (incorporated by reference to Exhibit (j) to the Company’s Registration Statement on Form N-2 (File No. 333-266378)
10.5	Form of Managing Dealer Agreement by and between T. Rowe Price OHA Select Private Credit Fund and T. Rowe Price Investment Services, Inc. (incorporated by reference to Exhibit (h)(1) to the Company's Registration Statement on Form N-2 (File No. 333-266378)
10.6
Transfer Agency Services Agreement dated as of November 7, 2022 by and among T. Rowe Price OHA Select Private Credit Fund, DST Systems, Inc. and OHA Private Credit Advisors LLC (incorporated by reference to Exhibit (k)(3) to the Company’s Registration Statement on Form N-2 (File No. 333-266378)

10.7	Distribution and Servicing Plan (incorporated by reference to Exhibit (h)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-266378)
10.8*	Multiple Class Plan

10.9*	Senior Secured Revolving Credit Agreement dated as of November 15, 2022 by and among T. Rowe Price OHA Select Private Credit Fund as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, and the Lenders party thereto
10.10*	Amended and Restated Revolving Credit and Security Agreement dated as of June 30, 2023 by and among T. Rowe Price OHA Select Private Credit Fund as Equityholder, TRP OHA SPV Funding I, LLC as Borrower, BNP Paribas as Administrative Agent, TRP OHA Servicer I, LLC as Servicer, The Bank of New York Mellon Trust Company, National Association as Collateral Agent, and the Lenders party thereto
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T.ROWE PRICE OHA SELECT PRIVATE CREDIT FUND

Date: August 9, 2023	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: August 9, 2023	/s/ Gerard Waldt
Gerard Waldt
Chief Financial Officer