Form 10-Q
period 2023-09-30
T. Rowe Price OHA Select Private Credit Fund
filed 2023-11-08
CIK 1901164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 814-01561
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of September 30, 2023, there was no established public market for the registrant’s common shares of beneficial interest. There were 17,979,816 shares of the registrant’s common shares outstanding as of November 8, 2023. Common shares outstanding exclude November 1, 2023 subscriptions since the issuance price is not yet finalized at the date of this filing.

T. ROWE PRICE OHA SELECT PRIVATE CREDIT FUND

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about T. Rowe Price OHA Select Private Credit Fund (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “will,” “would,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, risks associated with possible disruption due to terrorism in our operations or the economy generally, the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine, and future changes in laws or regulations and conditions in our operating areas.
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

Part I - Financial Information
Item 1. Financial Statements
T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)

ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $922,160 and $72,246 at September 30, 2023 and December 31, 2022)	$929,632	$71,758
Cash, cash equivalents and restricted cash	147,396	19,486
Interest receivable for non-controlled/non-affiliated investments	10,171	356
Deferred financing costs	6,355	335
Deferred offering costs	1,594	—
Unrealized appreciation on foreign currency forward contracts	141	—
Receivable for investments sold	935	65
Total assets	$1,096,224	$92,000

LIABILITIES
Debt (Note 6)	$383,630	$31,000
Payable for investments purchased	205,817	10,894
Interest payable	6,460	103
Distribution payable	2,290	—
Board of Trustees fee payable	—	92
Accrued expenses and other liabilities	3,816	216
Total liabilities	$602,013	$42,305

Commitments and contingencies (Note 8)

NET ASSETS
Class I shares, $0.01 par value (17,979,816 and 2,000,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	180	20
Additional paid in capital	478,146	49,980
Distributable earnings (loss)	15,885	(305)
Total net assets	$494,211	$49,695
Total liabilities and net assets	$1,096,224	$92,000
NET ASSET VALUE PER SHARE	$27.49	$24.85

See accompanying notes to the consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
Investment income from non-controlled / non-affiliated investments:
Interest income	$20,285	$24,730
Other income	664	796
Total investment income	20,949	25,526

Expenses:
Interest and debt fee expense	7,273	8,402
Management fees	962	962
Income incentive fee	1,543	1,543
Professional fees	504	1,051
Board of Trustees fees	97	291
Administrative service expenses	225	310
Organizational costs	—	94
Other general & administrative	396	694
Amortization of deferred offering costs	486	486
Total expenses before fee waivers and expense support	11,486	13,833
Expense support	(324)	(324)
Management fees waiver	(962)	(962)
Income incentive fee waiver	(1,543)	(1,543)
Total expenses, net of fee waivers and expense support	8,657	11,004
Net investment income	12,292	14,522

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	159	181
Foreign currency transactions	(69)	(69)
Foreign currency forward contracts	325	325
Net realized gain (loss)	415	437
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	7,251	7,960
Foreign currency forward contracts	132	141
Net change in unrealized appreciation (depreciation)	7,383	8,101
Net realized and unrealized gain (loss)	7,798	8,538
Net increase (decrease) in net assets resulting from operations	$20,090	$23,060

Net investment income per common share	$1.02	$2.68
Increase in net assets resulting from operations per common share	$1.67	$4.25
Weighted average common shares outstanding	12,064,569	5,426,336

See accompanying notes to the consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
Operations:
Net investment income	$12,292	$14,522
Net realized gain (loss)	415	437
Net change in unrealized appreciation (depreciation)	7,383	8,101
Net increase (decrease) in net assets resulting from operations	20,090	23,060

Share transactions:
Proceeds from shares sold	$179,500	$428,326
Distributions from distributable proceeds	(6,870)	(6,870)
Net increase (decrease) from share transactions	172,630	421,456
Total increase (decrease) in net assets	192,720	444,516
Net Assets, beginning of period	301,491	49,695
Net Assets, end of period	$494,211	$494,211

See accompanying notes to the consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

For the Nine Months Ended
September 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$23,060
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(7,960)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(141)
Net realized (gain) loss on investments	(181)
Payment-in-kind interest capitalized	(113)
Net accretion of discount and amortization of premium	(820)
Amortization of deferred financing costs	247
Amortization of deferred offering costs	486
Purchases of investments	(346,141)
Proceeds from sale of investments and principal repayments	18,697
Changes in operating assets and liabilities:
Interest receivable	(9,815)
Receivable for investments sold	(870)
Payable for investments purchased	194,923
Interest payable	6,357
Trustees fees payable	(92)
Accrued expenses and other liabilities	3,600
Net cash provided by (used in) operating activities	(118,763)

Cash flows from financing activities:
Borrowings of debt	80,100
Repayments of debt	—
Payments of financing costs	(6,267)
Payments of offering costs	(2,080)
Proceeds from issuance of common shares	179,500
Distributions paid in cash	(4,580)
Net cash provided by (used in) financing activities	246,673
Net increase (decrease) in cash, cash equivalents and restricted cash	127,910
Cash, cash equivalents and restricted cash, beginning of period	19,486
Cash, cash equivalents and restricted cash, end of period	$147,396

Supplemental information and non-cash activities:
Interest paid during the period	$1,612
Borrowing of debt from in-kind contribution	$272,530
Purchases of investments from in-kind contribution	$(521,356)
Proceeds from issuance of common shares from in-kind contribution	$248,826
Distributions declared and payable	$2,290

See accompanying notes to the consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Schedule of Investments
September 30, 2023
(in thousands)
(Unaudited)

Investments- non-controlled/ non-affiliated (1)	Reference Rate and Spread				Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets

Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC (4) (5) (6)	S	+	6.00%		11.39%	10/1/2029	$877	$(13)	$(13)	—%
Evergreen IX Borrower 2023 LLC (4) (6)	S	+	6.00%		11.39%	9/30/2030	7,943	7,824	7,824	1.58
Mantech International CP (4) (6) (7)	S	+	5.75%		11.12%	9/14/2029	19,424	18,920	19,230	3.89
Mantech International CP (4) (5) (6)	S	+	5.75%		11.08%	9/14/2029	4,780	1,576	1,651	0.33
Mantech International CP (4) (5) (6)	S	+	5.75%		13.25%	9/14/2028	2,411	(61)	(24)	—
Sequa Corporation (4) (5) (6) (8)	S	+	7.00%		7.00%	11/23/2027	2,380	(30)	—	—
Sequa Corporation (4) (6) (7) (8)	S	+	7.00%		12.38%	11/23/2028	25,397	25,059	25,397	5.14
WP CPP Holdings, LLC (4) (6) (7)	S	+	8.00%		13.52%	4/30/2025	3,200	3,116	3,184	0.64
								56,391	57,249	11.58
Automobile
NCWS Intermediate, Inc. (4) (6) (7)	S	+	6.00%		11.52%	12/29/2026	12,430	12,079	12,243	2.48
NCWS Intermediate, Inc. (4) (6) (7)	S	+	6.00%		11.52%	12/29/2026	3,733	3,628	3,677	0.74
NCWS Intermediate, Inc. (4) (6)	S	+	6.00%		11.52%	12/29/2026	345	342	339	0.07
NCWS Intermediate, Inc. (4) (5) (6)	S	+	6.00%		11.52%	12/29/2026	2,413	2,382	2,367	0.48
NCWS Intermediate, Inc. (4) (5) (6) (7) (8)	S	+	6.50%		12.02%	12/29/2026	1,526	612	653	0.13
								19,043	19,279	3.90
Banking
Higginbotham Insurance Agency, Inc. (4) (5) (6)	S	+	5.50%		10.92%	11/24/2028	16,400	(81)	(164)	(0.03)
Higginbotham Insurance Agency, Inc. (4) (6) (7)	S	+	5.50%		10.92%	11/24/2028	7,292	7,087	7,219	1.46
								7,006	7,055	1.43
Broadcasting and Entertainment
Global Music Rights (4) (5) (6)	S	+	5.75%		11.24%	8/27/2027	669	—	—	—
Global Music Rights (4) (6) (7)	S	+	5.75%		11.24%	8/28/2028	7,397	7,397	7,397	1.50
								7,397	7,397	1.50
Buildings and Real Estate
Associations, Inc. (4) (5) (6)	S	+	6.50%	PIK	12.17%	7/2/2027	378	(3)	—	—
Associations, Inc. (4) (6) (7)	S	+	6.50%	PIK	9.63%	7/2/2027	578	575	581	0.12
Associations, Inc. (4) (6) (7)	S	+	6.50%		12.16%	7/2/2027	958	949	958	0.19
Associations, Inc. (4) (6) (7) (8)	S	+	6.50%		12.17%	7/2/2027	958	951	960	0.19
Associations, Inc. (4) (6) (7) (8)	S	+	4.00%		12.13%	7/2/2027	460	458	463	0.09
Associations, Inc. (4) (6) (7)	S	+	9.00%	PIK	9.65%	7/2/2027	3,367	3,354	3,387	0.69
								6,284	6,349	1.28
Capital Equipment
Helix Acquisition Holdings, Inc. (4) (6) (7) (8)	S	+	7.00%		12.49%	3/31/2030	13,071	12,820	13,006	2.63
Texas Hydraulics Holdings, Inc. (4) (6)	S	+	6.50%		11.93%	12/22/2026	4,967	4,967	4,967	1.01
								17,787	17,973	3.64
Chemicals, Plastics and Rubber
BCPE HIPH Parent, Inc. (4) (5) (6) (8)	S	+	5.75%		11.07%	10/7/2030	2,143	210	183	0.04
See accompanying notes to the consolidated financial statements.

Investments- non-controlled/ non-affiliated (1)	Reference Rate and Spread				Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
BCPE HIPH Parent, Inc. (4) (6) (8)	S	+	5.75%		11.07%	10/7/2030	6,287	6,193	6,193	1.25
Meridian Adhesives Group, Inc. (4) (6) (7)	S	+	7.00%		12.32%	9/3/2029	15,713	15,215	15,713	3.18
Meridian Adhesives Group, Inc. (4) (5) (6)	S	+	7.00%		12.32%	9/3/2029	2,148	1,318	1,386	0.28
Peaches Acquisition Corporation, (4) (6)	S	+	7.25%		12.65%	8/1/2028	10,000	9,900	9,900	2.00
								32,836	33,375	6.75
Construction & Building
Groundworks, LLC (4) (6) (7)	S	+	6.50%		11.81%	3/14/2030	5,497	5,381	5,497	1.11
Groundworks, LLC (4) (5) (6)	S	+	6.50%		11.80%	3/14/2030	675	(12)	—	—
Groundworks, LLC (4) (5) (6)	S	+	6.50%		11.80%	3/14/2029	306	(7)	—	—
								5,362	5,497	1.11
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc. (4) (6) (8)	S	+	6.25%		11.79%	6/23/2028	4,323	4,253	4,280	0.87
Marcone Yellowstone Buyer, Inc. (4) (6) (7)	S	+	6.25%		11.79%	6/23/2028	16,589	16,217	16,424	3.32
Marcone Yellowstone Buyer, Inc. (4) (6) (7)	S	+	6.25%		11.81%	6/23/2028	5,512	5,388	5,457	1.10
Marcone Yellowstone Buyer, Inc. (4) (6) (8)	S	+	6.25%		11.79%	6/23/2028	7,669	7,586	7,592	1.54
								33,444	33,753	6.83
Containers, Packaging and Glass
PPC Flexible Packaging (4) (6) (7) (8)	S	+	6.75%		12.29%	9/30/2028	4,069	3,991	4,049	0.82
								3,991	4,049	0.82
Finance
Beacon Pointe Advisors, LLC (4) (6) (7) (8)	S	+	5.25%		11.07%	12/29/2028	5,625	5,462	5,569	1.13
Beacon Pointe Advisors, LLC (4) (6)	S	+	5.75%		11.07%	12/29/2028	2,206	2,142	2,184	0.44
Beacon Pointe Advisors, LLC (4) (5) (6)	S	+	5.75%		11.07%	12/29/2027	591	(17)	(6)	—
Beacon Pointe Advisors, LLC (4) (5) (6)	S	+	7.00%		11.07%	12/29/2028	727	161	153	0.03
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S	+	5.75%		11.18%	6/29/2028	5,331	4,286	4,359	0.88
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S	+	5.75%		11.18%	6/29/2027	727	(20)	(11)	—
Spectrum Automotive Holdings, Corp. (4) (6) (7) (8)	S	+	5.75%		11.18%	6/29/2028	19,367	18,815	19,077	3.86
								30,829	31,325	6.34
Healthcare, Education and Childcare
Antylia Scientific (4) (6)	S	+	5.50%		11.18%	11/1/2028	2,273	2,233	2,193	0.44
Antylia Scientific (4) (6)	S	+	5.50%		11.18%	11/1/2028	222	218	214	0.04
Antylia Scientific (4) (5) (6)	S	+	5.50%		11.18%	10/30/2026	244	(4)	(9)	—
CNSI Holdings, LLC (4) (6) (7) (8)	S	+	6.50%		11.75%	12/15/2028	13,084	12,889	13,084	2.65
CNSI Holdings, LLC (4) (5) (6)	S	+	6.50%		11.75%	12/17/2027	2,999	(48)	—	—
CNSI Holdings, LLC (4) (6) (7) (8)	S	+	6.50%		11.74%	12/15/2028	12,351	12,112	12,351	2.50
Color Intermediate, LLC (4) (6) (7)	S	+	5.50%		10.99%	10/4/2029	5,745	5,550	5,602	1.13
CPI Holdco, LLC (4) (6) (7)	S	+	5.50%		11.18%	11/1/2028	19,585	18,782	18,900	3.82
CPI Holdco, LLC (4) (6)	S	+	5.50%		11.18%	11/1/2028	1,962	1,882	1,894	0.38
CPI Holdco, LLC (4) (5) (6)	S	+	5.50%		11.18%	10/30/2026	2,104	(83)	(74)	(0.01)
PPV Intermediate Holdings LLC (4) (5) (6) (8)	S	+	6.00%		11.17%	8/31/2029	3,229	(2)	(16)	—
PPV Intermediate Holdings LLC (4) (6) (7) (8)	S	+	5.75%		11.17%	8/31/2029	31,659	31,100	31,343	6.34
PPV Intermediate Holdings LLC (4) (5) (6) (8)	S	+	5.75%		11.17%	8/31/2029	2,124	(37)	(21)	—
TecoStar Holdings, Inc. (4) (6) (8)	S	+	9.50%	PIK	13.78%	7/6/2029	15,800	15,558	15,642	3.17
Touchstone Acquisition, Inc. (4) (6) (7)	S	+	6.00%		11.42%	12/29/2028	7,476	7,301	7,326	1.48
								107,451	108,429	21.94
High Tech
AxiomSL Group, Inc. (4) (6) (7)	S	+	5.75%		11.18%	12/3/2027	6,307	6,234	6,307	1.28
AxiomSL Group, Inc. (4) (5) (6)	S	+	5.75%		11.18%	12/3/2025	454	(5)	—	—
See accompanying notes to the consolidated financial statements.

Investments- non-controlled/ non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Bottomline Technologies Inc. (4) (6) (7)	S	+	5.25%	10.57%	5/14/2029	5,979	5,759	5,740	1.16
Bottomline Technologies Inc. (4) (5) (6)	S	+	5.25%	10.57%	5/15/2028	503	(18)	(20)	—
Community Brands Parentco, LLC (4) (6)	S	+	5.50%	11.02%	2/24/2028	1,048	1,020	1,027	0.21
Community Brands Parentco, LLC (4) (5) (6)	S	+	5.50%	11.02%	2/24/2028	125	(3)	(3)	—
Community Brands Parentco, LLC (4) (5) (6)	S	+	5.50%	11.02%	2/24/2028	63	(2)	(1)	—
CSAT Solutions Holding LLC (4) (5) (6)	S	+	7.50%	13.00%	6/30/2028	1,159	(12)	(12)	—
CSAT Solutions Holding LLC (4) (6)	S	+	7.50%	13.00%	6/30/2028	8,808	8,720	8,720	1.76
Diligent Corporation (4) (6) (7)	S	+	6.25%	11.77%	8/4/2025	14,961	14,890	14,887	3.01
Diligent Corporation (4) (6) (7)	S	+	5.75%	11.27%	8/4/2025	5,382	5,238	5,315	1.07
Diligent Corporation (4) (6) (7)	S	+	5.75%	11.12%	8/4/2025	1,615	1,571	1,594	0.32
Diligent Corporation (4) (6) (7)	S	+	5.75%	11.27%	8/4/2025	233	227	230	0.05
Diligent Corporation (4) (6) (7)	S	+	5.75%	11.27%	8/4/2025	370	360	365	0.07
Diligent Corporation (4) (5) (6)	S	+	6.25%	11.77%	8/4/2025	1,137	436	460	0.09
Drake Software, LLC (4) (5) (6)	S	+	6.50%	11.74%	3/16/2026	1,788	—	—	—
Drake Software, LLC (4) (6) (7)	S	+	6.50%	11.74%	3/16/2028	16,433	16,433	16,433	3.32
Eagan Sub, Inc. (4) (6) (7) (9)	S	+	7.00%	12.39%	6/3/2030	11,333	11,168	11,277	2.28
Eagan Sub, Inc. (4) (5) (6) (9)	S	+	7.00%	12.39%	6/1/2029	2,267	(32)	(11)	—
GS AcquisitionCo, Inc. (4) (6) (7) (8)	S	+	5.75%	11.29%	5/22/2026	17,036	16,641	16,865	3.41
GS AcquisitionCo, Inc. (4) (5) (6)	S	+	5.75%	11.29%	5/22/2026	315	(7)	(3)	—
Kaseya, Inc. (4) (5) (6)	S	+	6.00%	9.12%	6/25/2029	1,921	73	98	0.02
Kaseya, Inc. (4) (5) (6)	S	+	6.00%	8.82%	6/25/2029	1,923	439	464	0.09
Kaseya, Inc. (4) (6) (7)	S	+	6.25%	8.87%	6/25/2029	31,717	30,972	31,400	6.35
Ministry Brands Purchaser, LLC (4) (6)	S	+	5.50%	10.92%	12/29/2028	921	896	893	0.18
Ministry Brands Purchaser, LLC (4) (5) (6)	S	+	5.50%	10.92%	12/29/2028	299	40	39	0.01
Ministry Brands Purchaser, LLC (4) (5) (6)	S	+	5.50%	10.82%	12/30/2027	90	31	30	0.01
MRI Software LLC (4) (6) (7) (8)	S	+	5.50%	10.99%	2/10/2026	14,961	14,775	14,812	3.00
MRI Software LLC (4) (6) (7) (8)	S	+	5.50%	10.99%	2/10/2026	10,795	10,572	10,687	2.16
Revalize, Inc. (4) (6) (7)	S	+	5.75%	11.18%	4/15/2027	394	380	382	0.08
Revalize, Inc. (4) (5) (6)	S	+	5.75%	11.30%	4/15/2027	262	26	25	0.01
Revalize, Inc. (4) (6) (7) (8)	S	+	5.75%	11.29%	4/15/2027	1,762	1,716	1,709	0.35
							148,538	149,709	30.29
Insurance
Alera Group Holdings, Inc. (4) (6) (7)	S	+	6.00%	11.48%	10/2/2028	1,285	1,241	1,272	0.26
Alera Group Holdings, Inc. (4) (6) (7) (8)	S	+	6.00%	11.48%	10/2/2028	5,846	5,737	5,788	1.17
Alera Group Holdings, Inc. (4) (6) (7) (8)	S	+	6.00%	11.42%	10/2/2028	22,899	22,490	22,670	4.59
Galway Borrower, LLC (4) (6) (7) (8)	S	+	5.25%	10.74%	9/29/2028	19,349	18,864	19,156	3.87
Galway Borrower, LLC (4) (5) (6) (7) (8)	S	+	5.25%	5.25%	9/30/2027	1,462	(33)	(15)	—
Galway Borrower, LLC (4) (6) (7) (8)	S	+	5.25%	10.74%	9/29/2028	184	179	182	0.04
Integrity Marketing Acquisition, LLC (6) (8)	S	+	6.00%	11.54%	8/27/2026	246	244	244	0.05
Integrity Marketing Acquisition, LLC (6) (8)	S	+	6.50%	11.54%	8/27/2026	20	20	20	—
Integrity Marketing Acquisition, LLC (4) (6) (8)	S	+	6.02%	11.54%	8/27/2026	4,734	4,686	4,686	0.95
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (6)	S	+	6.00%	11.43%	11/1/2027	532	(10)	(11)	—
Peter C. Foy & Associates Insurance Services, LLC (4) (6) (7)	S	+	6.00%	11.43%	11/1/2028	11,295	11,081	11,069	2.24
Peter C. Foy & Associates Insurance Services, LLC (4) (6) (7)	S	+	6.00%	11.43%	11/1/2028	3,155	3,095	3,092	0.62
Peter C. Foy & Associates Insurance Services, LLC (4) (6) (7)	S	+	6.00%	11.43%	11/1/2028	1,270	1,245	1,244	0.25
Peter C. Foy & Associates Insurance Services, LLC (4) (6) (7)	S	+	6.00%	11.43%	11/1/2028	3,177	3,116	3,114	0.63
RSC Acquisition, Inc. (4) (5) (6)	S	+	6.00%	11.58%	10/30/2026	6,000	(86)	(90)	(0.02)
							71,869	72,421	14.65
See accompanying notes to the consolidated financial statements.

Investments- non-controlled/ non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units		Cost (3)	Fair Value	% of Net Assets
Media: Diversified & Production
Circana Group, L.P. (4) (6) (8)	S	+	5.75%	11.08%	12/1/2028	9,453		9,359	9,359	1.89
Circana Group, L.P. (4) (6) (7)	S	+	5.75%	11.17%	12/1/2028	13,872		13,528	13,733	2.78
Circana Group, L.P. (4) (5) (6) (8)	S	+	5.75%	11.08%	12/1/2027	1,507		199	212	0.04
Iconic Purchaser Corporation (4) (6) (7)	S	+	5.50%	10.93%	11/15/2028	10,339		9,838	9,822	1.99
Iconic Purchaser Corporation (4) (5) (6)	S	+	5.50%	10.92%	11/15/2027	877		308	306	0.06
								33,232	33,432	6.76
Retail Stores
Follett Corporation (4) (6)	S	+	7.75%	13.17%	2/1/2027	9,975		9,925	9,925	2.01
New Look Vision Group, Inc. (4) (6) (7) (8) (9)	C	+	5.50%	11.01%	5/26/2028	CAD	1,068	759	751	0.15
New Look Vision Group, Inc. (4) (6) (7) (8) (9)	C	+	5.50%	9.51%	5/26/2028	CAD	8,105	5,757	5,695	1.15
New Look Vision Group, Inc. (4) (6) (9)	C	+	5.50%	11.01%	5/26/2026	CAD	1,125	799	790	0.16
New Look Vision Group, Inc. (4) (6) (8) (9)	C	+	5.50%	11.01%	5/26/2028	CAD	556	395	391	0.08
New Look Vision Group, Inc. (4) (6) (7) (8)	S	+	5.50%	11.04%	5/26/2028	355		334	338	0.07
New Look Vision Group, Inc. (4) (5) (6)	S	+	4.00%	11.04%	5/26/2028	238		25	27	0.01
TC Signature Holdings LLC (4) (5) (6)	S	+	7.00%	13.63%	3/31/2025	1,552		(15)	(16)	—
TC Signature Holdings LLC (4) (6)	S	+	7.00%	13.63%	5/4/2028	13,448		13,314	13,314	2.69
								31,293	31,215	6.32
Services: Business
GC Waves Holdings, Inc. (4) (5) (6)	S	+	6.00%	11.42%	8/11/2028	75		58	59	0.01
GC Waves Holdings, Inc. (4) (6) (7) (8)	S	+	6.00%	11.42%	8/11/2028	8,156		7,998	8,074	1.63
GC Waves Holdings, Inc. (4) (5) (6)	S	+	6.00%	11.42%	8/11/2028	1,500		(29)	(15)	—
GI Apple Midco LLC (4) (5) (6)	S	+	6.75%	12.07%	4/19/2029	1,322		787	806	0.16
GI Apple Midco LLC (4) (6) (7)	S	+	6.75%	12.07%	4/19/2030	8,667		8,498	8,624	1.75
GI Apple Midco LLC (4) (5) (6)	S	+	6.75%	12.07%	4/19/2030	1,889		174	198	0.04
IG Investment Holdings, LLC (4) (5) (6) (8)	S	+	6.00%	11.47%	9/22/2027	3,113		(43)	(31)	(0.01)
IG Investment Holdings, LLC (4) (6) (7) (8)	S	+	6.00%	11.47%	9/22/2028	31,228		30,753	30,916	6.26
PT Intermediate Holdings III, LLC (4) (6) (7) (8)	S	+	5.98%	11.52%	11/1/2028	8,497		8,251	8,327	1.69
PT Intermediate Holdings III, LLC (4) (5) (6)	S	+	6.50%	11.82%	11/1/2028	364		(5)	(2)	—
PT Intermediate Holdings III, LLC (4) (6) (7) (8)	S	+	5.98%	11.52%	11/1/2028	2,583		2,508	2,532	0.51
PT Intermediate Holdings III, LLC (4) (6) (7) (8)	S	+	6.50%	11.89%	11/1/2028	822		811	818	0.17
Speed Midco 3 S.a r.l. (4) (6) (7) (9)	E	+	6.40%	10.37%	5/16/2029	EUR	5,500	5,971	5,940	1.20
Transaction Services Group Ltd (4) (6) (7)	S	+	5.50%	10.89%	10/14/2026	8,300		8,145	8,175	1.65
								73,877	74,421	15.06
Services: Consumer
Bradyifs Holdings, LLC (4) (6) (7)	S	+	6.25%	11.68%	11/22/2025	567		554	561	0.11
Bradyifs Holdings, LLC (4) (6) (7)	S	+	6.25%	11.63%	11/22/2025	2,556		2,498	2,531	0.51
Bradyifs Holdings, LLC (4) (5) (6) (8)	S	+	6.25%	11.68%	11/22/2024	2,867		270	274	0.06
Bradyifs Holdings, LLC (4) (5) (6) (8)	S	+	7.00%	11.68%	8/28/2030	2,476		—	(25)	(0.01)
Bradyifs Holdings, LLC (4) (6) (8)	S	+	7.00%	11.68%	8/28/2030	29,093		28,802	28,802	5.83
Crash Champions, LLC (4) (6) (7)	S	+	7.00%	12.32%	8/1/2029	298		294	298	0.06
Crash Champions, LLC (4) (6) (7)	S	+	7.00%	12.32%	8/1/2029	7,836		7,686	7,836	1.59
Crash Champions, LLC (4) (5) (6)	S	+	7.00%	12.32%	8/1/2028	2,707		(102)	(81)	(0.02)
Crash Champions, LLC (4) (6) (7)	S	+	6.50%	12.32%	8/1/2029	18,359		18,005	18,359	3.71
Denali Midco 2 LLC (4) (5) (6) (8)	S	+	6.50%	11.92%	12/22/2027	2,300		(17)	(17)	—
Denali Midco 2 LLC (4) (6) (8)	S	+	6.50%	11.92%	12/22/2027	1,692		1,679	1,679	0.34
Denali Midco 2 LLC (4) (6) (8)	S	+	6.50%	11.92%	12/22/2027	496		493	493	0.10
Denali Midco 2 LLC (4) (6) (8)	S	+	6.50%	11.92%	12/22/2027	7,425		7,369	7,369	1.49
See accompanying notes to the consolidated financial statements.

Investments- non-controlled/ non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Denali Midco 2 LLC (4) (6) (8)	S	+	6.50%	11.92%	12/22/2027	2,000	1,985	1,985	0.40
Denali Midco 2 LLC (4) (6) (8)	S		6.50%	11.92%	12/22/2027	993	985	985	0.20
Kleinfelder Group, Inc.(The) (4) (6) (7)	S	+	6.50%	11.66%	11/28/2025	14,856	14,710	14,707	2.98
Kleinfelder Group, Inc.(The) (4) (5) (6)	S	+	6.25%	11.66%	8/4/2028	1,938	213	213	0.04
Kleinfelder Group, Inc.(The) (4) (5) (6)	S	+	6.25%	11.66%	9/1/2030	2,907	—	(29)	(0.01)
Nuevoco2, LLC (4) (6) (7)	S	+	5.75%	11.18%	6/1/2029	15,017	14,859	15,017	3.04
Nuevoco2, LLC (4) (5) (6)	S	+	5.75%	11.18%	6/1/2029	7,547	5,243	5,322	1.08
							105,526	106,279	21.50
Printing and Publishing
Recorded Books Inc. (4) (5)	S	+	6.25%	11.66%	8/31/2028	1,340	742	757	0.16
Recorded Books Inc. (4) (6)	S	+	6.25%	11.64%	9/3/2030	16,560	16,272	16,270	3.29
							17,014	17,027	3.45
Technology & Electronics
Chase Intermediate, LLC (4) (5) (6)	S	+	5.25%	11.00%	10/30/2028	890	288	288	0.06
Chase Intermediate, LLC (4) (5) (6)	S	+	5.75%	11.00%	10/30/2028	17,810	—	(178)	(0.04)
							288	110	0.02
Cargo Transport
LaserShip, Inc. (4) (6) (8)	S	+	7.00%	12.39%	9/29/2027	26,700	25,899	25,899	5.24
							25,899	25,899	5.24

Total First Lien Debt							$835,357	$842,243	170.42%

Second Lien Debt
Aerospace and Defense
Peraton Corp. (4) (6) (7) (8)	S	+	7.75%	13.23%	2/1/2029	13,807	13,564	13,554	2.74
Peraton Corp. (4) (6) (7) (8)	S	+	8.00%	13.48%	2/1/2029	2,300	2,255	2,266	0.46
							15,819	15,820	3.20
Automobile
Fastlane Parent Company, Inc. (4) (7)	S	+	8.75%	14.20%	12/21/2026	550	532	531	0.11
Wand NewCo 3, Inc. (4) (7)	S	+	7.25%	12.67%	2/5/2027	1,625	1,604	1,622	0.33
							2,136	2,153	0.44
Banking
Orion Advisor Solutions, Inc. (4) (6) (7)	S	+	8.50%	13.97%	9/24/2028	2,661	2,481	2,542	0.51
							2,481	2,542	0.51
Capital Equipment
Blackbird Purchaser, Inc. (4) (6) (7)	S	+	7.50%	12.92%	4/8/2027	718	696	718	0.14
Infinite Bidco LLC (4) (6) (7)	S	+	7.00%	12.50%	3/2/2029	820	704	723	0.15
Star US Bidco LLC (4) (6)	S	+	8.00%	13.55%	3/17/2028	3,547	3,499	3,547	0.72
							4,899	4,988	1.01
Containers, Packaging and Glass
Technimark Holdings LLC (4) (6) (7)	S	+	6.75%	12.07%	7/9/2029	1,360	1,294	1,326	0.27
Technimark Holdings LLC (4) (6) (7)	S	+	6.75%	12.20%	7/9/2029	240	228	234	0.05
							1,522	1,560	0.32
Healthcare, Education and Childcare
Bella Holding Company, LLC (4) (7)	S	+	7.00%	12.42%	5/10/2029	3,480	3,237	3,236	0.65
Electron BidCo Inc. (4) (6) (7)	S	+	6.75%	12.18%	11/1/2029	5,062	4,938	4,986	1.01
Phoenix Guarantor Inc (4) (7)	S	+	8.50%	13.93%	3/5/2027	2,080	1,969	1,962	0.40
Resonetics, LLC (4) (6) (7)	S	+	7.00%	12.66%	4/28/2029	220	211	212	0.04
Resonetics, LLC (4) (6) (7)	S	+	7.00%	12.66%	4/28/2029	600	574	577	0.12
Resonetics, LLC (4) (6) (7)	S	+	7.00%	12.66%	4/28/2029	60	57	58	0.01
Southern Veterinary Partners, LLC (4) (8)	S	+	7.75%	13.17%	10/5/2028	6,700	6,466	6,365	1.29
							17,452	17,396	3.52
See accompanying notes to the consolidated financial statements.

Investments- non-controlled/ non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
High Tech
Aptean, Inc. (4) (6) (7)	S	+	7.00%	12.42%	4/23/2027	4,053	3,823	3,911	0.79
Escape Velocity Holdings, Inc. (4) (6) (7) (9)	L	+	7.50%	12.79%	10/6/2029	1,300	1,230	1,264	0.26
Flexera Software LLC (4) (6) (7)	S	+	7.00%	12.43%	3/3/2029	860	839	847	0.17
Gainwell Acquisition Corp. (4) (6) (7) (9)	S	+	8.00%	13.37%	10/2/2028	1,260	1,224	1,244	0.25
Imprivata, Inc. (4) (6)	S	+	6.25%	11.57%	12/1/2028	1,366	1,305	1,342	0.27
Maverick Bidco Inc (4) (6) (7)	S	+	6.75%	12.27%	5/18/2029	460	435	442	0.09
OceanKey (U.S.) II Corp. (4) (6) (7)	S	+	6.75%	12.17%	12/17/2029	2,240	2,087	2,106	0.43
Polaris Newco LLC (4) (6) (7) (8)	S	+	9.25%	14.77%	6/4/2029	15,110	14,636	14,732	2.98
							25,579	25,888	5.24
Mining, Steel, Iron and Non-Precious Metals
Grinding Media Inc. (4) (6) (7)	L	+	7.50%	12.70%	10/12/2029	2,420	2,231	2,299	0.46
							2,231	2,299	0.46
Services: Business
Transact Holdings, Inc. (4) (6) (7)	S	+	8.50%	13.93%	4/30/2027	2,294	2,284	2,294	0.47
Vision Solutions, Inc. (4) (8)	S	+	7.25%	12.83%	4/23/2029	10,000	9,075	9,058	1.83
							11,359	11,352	2.30
Services: Consumer
All My Sons Moving and Storage of Kansas LLC (4) (6) (7)	S	+	7.75%	13.20%	10/25/2029	1,740	1,681	1,697	0.34
ASP Dream Acquisition Co LLC (4) (6) (7)	S	+	7.75%	13.17%	12/14/2029	1,720	1,644	1,694	0.34
							3,325	3,391	0.69

Total Second Lien Debt							$86,803	$87,389	17.68%

Total Investments—non-controlled/non-affiliated							$922,160	$929,632	188.11%

Total Portfolio Investments							$922,160	$929,632	188.11%

(1)Unless otherwise indicated, issuers of debt investments held by the Company (which such term “Company” shall include the Company’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Eurolibor ("E"), or SOFR including SOFR adjustment, if any, (“S”), CDOR (“C”), which generally resets periodically. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of September 30, 2023, rates for the 3 month and 1 month L are 5.66% and 5.43%, respectively. As of September 30, 2023, rates for the 3 month and 1 month S are 5.40% and 5.32%, respectively. As of September 30, 2023, the rate for the 3 month E is 3.95%. As of September 30, 2023, the rate for the 3 month C is 5.51%.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)Loan includes interest rate floor feature.
(5)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Antylia Scientific	Revolver	10/30/2026	$244	$(8)
Associations, Inc.	2021 Revolver	07/02/2027	378	—
AxiomSL Group, Inc.	Revolver	12/03/2025	454	—
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/07/2030	1,929	(29)
See accompanying notes to the consolidated financial statements.

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	591	(6)
Beacon Pointe Advisors, LLC	Delayed Draw Term Loan	12/29/2028	566	(6)
Bottomline Technologies Inc.	Revolver	05/15/2028	503	(20)
Bradyifs Holdings, LLC	2023 Delayed Draw Term Loan	08/28/2030	2,476	(25)
Bradyifs Holdings, LLC	Revolver	11/22/2024	2,565	(26)
Chase Intermediate, LLC	2023 Delayed Draw Term Loan	10/30/2028	17,809	(178)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	594	(6)
Circana Group, L.P.	Revolver	12/01/2027	1,280	(13)
CNSI Holdings, LLC	Revolver	12/17/2027	2,998	—
Community Brands Parentco, LLC	Delayed Draw Term Loan	02/24/2028	125	(3)
Community Brands Parentco, LLC	Revolver	02/24/2028	62	(1)
CPI Holdco, LLC	2021 Revolver	10/30/2026	2,104	(74)
Crash Champions, LLC	2022 Revolver	08/01/2028	2,707	(81)
CSAT Solutions Holding LLC	Revolver	06/30/2028	1,159	(12)
Denali Midco 2 LLC	2022 Incremental Delayed Draw Term Loan	12/22/2027	2,300	(17)
Diligent Corporation	2016 Revolver	08/04/2025	671	(3)
Drake Software, LLC	Revolver	03/16/2026	1,788	—
Eagan Sub, Inc.	2023 Revolver	06/01/2029	2,267	(11)
Evergreen IX Borrower 2023 LLC	Revolver	10/01/2029	877	(13)
Galway Borrower, LLC	Revolver	09/30/2027	1,462	(15)
GC Waves Holdings, Inc.	2023 Delayed Draw Term Loan	08/11/2028	1,500	(15)
GC Waves Holdings, Inc.	2023 Replacing Delayed Draw Term Loan	08/11/2028	16	—
GI Apple Midco LLC	Delayed Draw Term Loan	04/19/2030	1,681	(8)
GI Apple Midco LLC	Revolver	04/19/2029	510	(2)
Global Music Rights	Revolver	08/27/2027	669	—
Groundworks, LLC	2023 Delayed Draw Term Loan	03/14/2030	675	—
Groundworks, LLC	2023 Revolver	03/14/2029	306	—
GS AcquisitionCo, Inc.	Revolver	05/22/2026	315	(3)
Higginbotham Insurance Agency, Inc.	2023 3rd Amendment Delayed Draw Term Loan	11/24/2028	16,400	(164)
Iconic Purchaser Corporation	Revolver	11/15/2027	527	(26)
IG Investment Holdings, LLC	2021 Revolver	09/22/2027	3,113	(31)
Kaseya, Inc.	2022 Delayed Draw Term Loan	06/25/2029	1,804	(18)
Kaseya, Inc.	2022 Revolver	06/25/2029	1,440	(14)
Kleinfelder, Inc	2023 Delayed Draw Term Loan	09/01/2030	2,907	(29)
Kleinfelder, Inc	Revolver	08/04/2028	1,705	(17)
Mantech International CP	Delayed Draw Term Loan	09/14/2029	3,081	(31)
Mantech International CP	Revolver A	09/14/2028	2,411	(24)
Meridian Adhesives Group, Inc.	2022 1st Lien Delayed Draw Term Loan	09/03/2029	763	—
Ministry Brands Purchaser, LLC	Delayed Draw Term Loan	12/29/2028	251	(8)
Ministry Brands Purchaser, LLC	Revolver	12/30/2027	57	(2)
NCWS Intermediate, Inc.	2021 Delayed Draw Term Loan 3	12/29/2026	10	—
NCWS Intermediate, Inc.	2021 Delayed Draw Term Loan 4	12/29/2026	872	—
New Look Vision Group, Inc.	USD Delayed Draw Term Loan	05/26/2028	198	(10)
New Look Vision Group, Inc.	CAD Revolver	05/26/2026	2	(1)
Nuevoco2, LLC	Delayed Draw Term Loan	06/01/2029	2,225	—
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/01/2027	532	(11)
PPV Intermediate Holdings LLC	2023 Delayed Draw Term Loan	08/31/2029	3,229	(16)
PPV Intermediate Holdings LLC	Revolver	08/31/2029	2,124	(21)
See accompanying notes to the consolidated financial statements.

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
PT Intermediate Holdings III, LLC	2023 Incremental Delayed Draw Term Loan	11/01/2028	364	(2)
Recorded Books Inc.	2023 Revolver	08/31/2028	574	(4)
Revalize, Inc.	Revolver	04/15/2027	230	(7)
RSC Acquisition, Inc.	2023 Delayed Draw Term Loan	10/30/2026	6,000	(90)
Sequa Corporation	2022 Revolver	11/23/2027	2,380	—
Spectrum Automotive Holdings, Corp.	2021 Delayed Draw Term Loan 1A	06/29/2028	892	(13)
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	727	(11)
TC Signature Holdings LLC	Delayed Draw Term Loan	03/31/2025	1,552	(16)
			$109,951	$(1,141)
(6)Investment valued using unobservable inputs (Level 3). See Note 5.
(7)Assets or a portion thereof are pledged as collateral for the TRP OHA SPV Funding I, LLC. See Note 6 “Debt”.
(8)Position or portion thereof unsettled as of September 30, 2023.
(9)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, non-qualifying assets totaled 2.3% of the Company’s total assets.
(10) As of September 30, 2023, the estimated net unrealized gain for federal tax purposes was $7.5 million based on a tax basis of $922.3 million. As of September 30, 2023, the estimated aggregate gross unrealized loss for federal income tax purposes was $0.8 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $8.3 million.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 7,768	Canadian Dollar 10,400	12/14/2023	$77
State Street Bank & Trust Company	U.S. Dollar 6,116	Euro 5,700	12/14/2023	64
				$141

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
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.
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

Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
Note 1. Organization
T. Rowe Price OHA Select Private Credit Fund (the “Company” or “OCREDIT”), was initially formed on December 16, 2021 as a Delaware limited liability company and subsequently converted into a Delaware statutory trust on March 2, 2022. OHA Private Credit Advisors, LLC (the “Adviser”) is the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. The Company is a closed-end investment company that has filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).
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
The Company will offer on a continuous basis up to $2.5 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company will offer to sell any combination of three classes of common shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes will have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the common shares of beneficial interest was $25.00 per share. Thereafter, the purchase price per share for each class of common shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. T. Rowe Price Investment Services, Inc., the managing dealer (the “Managing Dealer”) will use its best efforts to sell shares but is not obligated to purchase or sell any specific amount of shares in the Offering. The Company may also engage in private offerings of its common shares. As of September 30, 2023 and December 31, 2022, the Company had 17,979,816 and 2,000,000, respectively, of Class I shares issued and outstanding, and received net proceeds of $478.3 million and $50.0 million, respectively, as payment for such shares.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash, cash equivalents and restricted cash with high credit-quality institutions to minimize credit risk exposure. As of September 30, 2023 and December 31, 2022, the Company had $12.6 million and $0.0 million of restricted cash.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2023 and December 31, 2022, there were no loans placed on non-accrual status.
Valuation of Portfolio Investments
Pursuant to Rule 2a-5 under the 1940 Act, the Company's board of trustees (the “Board”) designated the Adviser as the Company’s “valuation designee” to determine the valuation of the Company’s investments. The Adviser values the investments owned by the Company in accordance with the Adviser’s valuation policies and procedures, subject at all times to the oversight of the Board. The Adviser values the Company’s investments in accordance with ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

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
The Company applies ASC 820, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date. The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of September 30, 2023 and December 31, 2022, the Company had $0.9 million and $0.1 million, respectively, of receivables for investments sold. As of September 30, 2023 and December 31, 2022, the company had $205.8 million and $10.9 million, respectively, of payables for investments purchased.
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
Organizational costs, primarily for legal expenses associated with the establishment of the Company, are expensed as incurred. For the three and nine months ended September 30, 2023, the Company had incurred $0.0 million and $0.1 million of organizational costs, respectively.

Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and included as a deferred offering cost asset on the Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of September 30, 2023 and December 31, 2022, the Company had incurred $1.6 million and $0.0 million in capitalized offering costs. For the three and nine months ended September 30, 2023, the Company had amortization of deferred offering costs of $0.5 million and $0.5 million, respectively.
Income Taxes
The Company was a disregarded entity for U.S. federal income tax purposes as of June 28, 2023. The Company became a C Corporation on June 29, 2023. Accordingly, there has been no provision or recognition of income taxes within the financial statements of the Company for the three and nine months ended September 30, 2023.
The Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our fiscal year (or period) ending December 31, 2023. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company.

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
The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders. Substantial additional fees and expenses may also be charged by the administrator to the Company (the “Administrator”), which is an affiliate of the Adviser.
Management Fee
The management fee will be payable monthly in arrears at an annual rate of 1.25% of the value of the Company's net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Company's total assets less the fair value of its liabilities, determined on a consolidated basis in accordance with U.S. GAAP. For the first calendar month in which the Company has operations, net assets will be measured as the beginning net assets as of the date on which the Company breaks escrow.
For the three and nine months ended September 30, 2023, the Adviser agreed not to charge the Company a management fee until the Company elected to be regulated a BDC under the 1940 Act on June 30, 2023. The Adviser has further agreed to waive its management fee until the date immediately after the first six months following the date on which the Company’s registration statement became effective. For the three and nine months ended September 30, 2023, the Company incurred management fees of $1.0 million and $1.0 million, respectively, all of which have been waived.
Incentive Fee
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company's income and a portion is based on a percentage of the Company's capital gains, each as described below.
Incentive Fee Based on Income
The first part of the incentive fee will be based on income, whereby the Company pays the Adviser quarterly in arrears 12.5% of its Pre-Incentive Fee Net Investment Income Returns (as defined below) for the relevant calendar quarter subject to a 1.25% per quarter (5.0% annualized) hurdle rate (the “Hurdle Rate”). “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and an administration agreement with the Administrator (the “Administration Agreement”), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and Member servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the three and nine months ended September 30, 2023, the Adviser agreed not to charge the Company an incentive fee until the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. The Adviser has further agreed to waive its incentive fee until the date immediately after the first six months following the date on which the Company’s registration statement became effective. For the three and nine months ended September 30, 2023, the Company incurred incentive fees of $1.5 million and $1.5 million, respectively, all of which have been waived.
Expense Support and Conditional Reimbursement Agreement
On August 17, 2023, the Company entered into an expense support and conditional reimbursement agreement with the Adviser (the “Expense Support Agreement”). Pursuant to the Expense Support Agreement, on a monthly basis, the Adviser is obligated to advance all of the Company’s Other Operating Expenses (as defined hereafter) (each, a “Required Expense Payment”) to the extent that such expenses exceed 1.00% (on an annualized basis) of the Company’s NAV.
“Other Operating Expenses” means the Company’s total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, excluding base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, interest expense, financing fees and costs, interest expense and extraordinary expenses).
Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates.
The Adviser may elect to pay certain additional expenses on behalf of the Company (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.
Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.”
“Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.
For the three and nine months ended September 30, 2023, the Adviser made no Expense Payments on behalf of the Company. For the three and nine months ended September 30, 2023, the Company made no Reimbursement Payments to the Adviser.
Administration Agreement
Under the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company's other service providers), preparing reports to Members and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Company's Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the reasonable fees, costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of OHA or any of its affiliates, subject to the limitations described in Investment Advisory Agreement and Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party. The Administrator has hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.
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
The Company incurred expenses related to the Administrator of $0.0 million and $0.0 million for the three and nine months ended September 30, 2023, respectively, which is included in administrative service expenses on the Consolidated Statement of Operations. As of September 30, 2023 and December 31, 2022, there were no expenses related to the Administrator that were payable and included in “accrued expenses and other liabilities” in the Consolidated Statement of Assets and Liabilities, respectively. The sub-administrator is compensated for performing its sub-administrative services under the sub-administration agreement. For the three and nine months ended September 30, 2023, the Company incurred expenses related to the sub-administrator of $0.2 million and $0.3 million, respectively, which is included in administrative service expenses on the Consolidated Statement of Operations and the payable included in “accrued expenses and other liabilities” in the Consolidated Statement of Assets and Liabilities.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023
	Amortized Cost	Fair value	% of Total Investments at Fair Value

First Lien Debt	$835,357	$842,243	90.6%
Second Lien Debt	86,803	87,389	9.4%
Total	$922,160	$929,632	100.0%

	December 31, 2022
	Amortized Cost	Fair value	% of Total Investments at Fair Value

First Lien Debt	$67,454	$66,971	93.3%
Second Lien Debt	4,792	4,787	6.7%
Total	$72,246	$71,758	100.0%

The industry composition of investments based on fair value as of September 30, 2023 and December 31, 2022 was as follows:

September 30, 2023
High Tech	18.9%
Healthcare, Education and Childcare	13.5%
Services: Consumer	11.8%
Services: Business	9.2%
Aerospace and Defense	7.9%
Insurance	7.8%
Consumer Goods: Durable	3.6%
Media: Diversified & Production	3.6%
Chemicals, Plastics and Rubber	3.6%
Finance	3.4%
Retail Stores	3.4%
Cargo Transport	2.8%
Capital Equipment	2.5%
Automobile	2.3%
Printing and Publishing	1.8%
Banking	1.0%
Broadcasting and Entertainment	0.8%
Buildings and Real Estate	0.7%
Containers, Packaging and Glass	0.6%
Construction & Building	0.6%
Mining, Steel, Iron and Non-Precious Metals	0.2%
Technology & Electronics	—%
Total	100.0%

December 31, 2022
Healthcare, Education and Childcare	17.8%
High Tech	12.3%
Aerospace and Defense	11.5%
Insurance	10.3%
Services: Consumer	9.9%
Chemicals, Plastics and Rubber	7.7%
Consumer Goods: Durable	7.5%
Services: Business	5.1%
Capital Equipment	4.8%
Finance	4.8%
Media: Diversified & Production	4.6%
Automobile	3.7%
Total	100.0%

The geographic composition of investments at cost and fair value as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$908,120	$915,700	98.5%	185.3%
Canada	8,069	7,992	0.9%	1.6%
Switzerland	5,971	5,940	0.6%	1.2%
Total	$922,160	$929,632	100.0%	188.1%

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$72,246	$71,758	100.0%	144.4%
Total	$72,246	$71,758	100.0%	144.4%

Note 5.  Fair Value of Investments

The following tables present the fair value hierarchy of investments as of September 30, 2023 and December 31, 2022, categorized by the ASC 820 valuation hierarchy, as previously described:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$757	$841,486	$842,243
Second Lien Debt	—	23,497	63,892	87,389
Total	$—	$24,254	$905,378	$929,632

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$66,971	$66,971
Second Lien Debt	—	—	4,787	4,787
Total	$—	$—	$71,758	$71,758

The following tables present the change in the fair value of financial instruments as of September 30, 2023 and December 31, 2022 for which Level 3 inputs were used to determine the fair value:

	Three Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$541,085	$39,166	$580,251
Purchases of investments	300,575	24,916	325,491
Proceeds from principal repayments and sales of investments	(7,634)	(873)	(8,507)
Accretion of discount/amortization of premium	615	59	674
Net realized gain (loss)	141	4	145
Net change in unrealized appreciation (depreciation)	6,704	620	7,324
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$841,486	$63,892	$905,378
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2023	$6,704	$620	$7,324
(1)For the three months ended September 30, 2023, there were no transfers into or out of Level 3.

	Nine Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$66,971	$4,787	$71,758
Purchases of investments	775,285	59,228	834,513
Proceeds from principal repayments and sales of investments	(9,020)	(873)	(9,893)
Accretion of discount/amortization of premium	734	66	800
Net realized gain (loss)	163	4	167
Net change in unrealized appreciation (depreciation)	7,353	680	8,033
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$841,486	$63,892	$905,378
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2023	$7,327	$680	$8,007
(1)For the nine months ended September 30, 2023, there were no transfers into or out of Level 3.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First Lien Debt	$530,053	Discounted cash flow	Comparative Yield	9.0% - 14.0% (11.0%)
First Lien Debt	311,433	Precedent Transaction	Transaction Price
Total First Lien Debt	841,486
Second Lien Debt	49,160	Discounted cash flow	Comparative Yield	11.0% - 14.0% (12.6%)
Second Lien Debt	14,732	Precedent Transaction	Transaction Price
Total Second Lien Debt	63,892
Total	$905,378

	December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First Lien Debt	$66,971	Discounted cash flow	Comparative Yield	9.8% - 11.9% (10.8%)
Second Lien Debt	4,787	Discounted cash flow	Comparative Yield	12.4% (12.4%)
Total	$71,758
(1)Weighted averages are calculated based on fair value of investments.
The Company used the income approach to determine the fair value of certain Level 3 assets as of September 30, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
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
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2023, the Company's asset coverage was 228.8%. The following tables present the Company’s outstanding borrowings as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
JPM Credit Facility	$475,000	$71,100	$71,100	$71,100
BNP Credit Facility	400,000	312,530	312,530	312,530
Total Debt	$875,000	$383,630	$383,630	$383,630

	As of December 31, 2022
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
JPM Credit Facility	$50,000	$31,000	$31,000	$31,000
Total Debt	$50,000	$31,000	$31,000	$31,000

(1)Carrying value represents principal amount outstanding less unamortized debt issuance costs.
(2)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

For the three months ended September 30, 2023, there was $333.4 million of average borrowings under both credit facilities at a weighted average interest rate of 8.1%.

For the nine months ended September 30, 2023, there was $133.9 million of average borrowings under both credit facilities at a weighted average interest rate of 7.9%.

A summary of contractual maturities of our debt obligations was as follows as of September 30, 2023:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPM Credit Facility	$71,100	$—	$—	$71,100	$—
BNP Credit Facility	312,530	—	—	312,530	—
Total Debt Obligations	$383,630	$—	$—	$383,630	$—

JPM Credit Facility

On November 15, 2022, the Company entered into a senior secured revolving credit agreement (the “JPM Credit Agreement” or the “JPM Credit Facility”) as Borrower, with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto. The original facility amount under the JPM Credit Agreement was $50.0 million. On August 29, 2023, the Company entered into Amendment No.1 (the “Amendment”) to the JPM Credit Agreement, and the amended facility amount under this Amendment is $475 million. The JPM Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2023, the Company was in compliance with these covenants.
Borrowings under the JPM Credit Facility bear interest at SOFR plus 1.875%. The Company pays an unused commitment fee of 37.5 basis points (0.375%) per annum. The stated maturity date was extended from November 15, 2027 to August 29, 2028 as part of the Amendment.
As of September 30, 2023, there were $71.1 million of borrowings outstanding under the JPM Credit Facility.

For the three and nine months ended September 30, 2023, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
Borrowing interest expense	$858	$1,905
Unused facility fee	150	185
Amortization of deferred financing costs	94	141
Total interest and debt financing expense	$1,102	$2,231
For the nine months ended September 30, 2023, the weighted average stated interest rate on the aggregate principal amount of indebtedness outstanding was 7.0%.
BNP Credit Facility

On June 30, 2023, the Company entered into an amended and restated revolving credit and security agreement (the “BNP Credit Agreement” or “BNP Credit Facility”) with the Company, as Equityholder, TRP OHA SPV Funding I, LLC, as Borrower, with BNP Paribas (“BNP”), as Administrative Agent, TRP OHA Servicer I, LLC, as Servicer, The Bank of New York Mellon Trust Company, National Association (“BNYM”), as Collateral Agent, and the lenders party thereto. The facility amount under the BNP Credit Agreement is $400.0 million.
Proceeds of the loans under the BNP Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the BNP Credit Agreement. The period from the closing date until June 30, 2026 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the BNP Credit Agreement. The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent, the Lenders, the Custodian and the Collateral Administrator, (b) June 30, 2028, and (c) the date on which the Administrative Agent provides notice of the declaration of the final maturity date after the occurrence of an event of default. The Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2023, the Company was in compliance with these covenants.

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
As of September 30, 2023, there were $312.5 million of borrowings outstanding under the BNP Credit Facility.

For the three and nine months ended September 30, 2023, the components of interest expense related to the BNP Credit Facility were as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2023
Borrowing interest expense	$6,065	$6,065
Unused facility fee	$—	$—
Amortization of deferred financing costs	$106	$106
Total interest and debt financing expense	$6,171	$6,171

For the nine months ended September 30, 2023, the weighted average stated interest rate on the aggregate principal amount of indebtedness outstanding was 8.2%.

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
The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its shareholders, as described in Note 2. The fair value of derivative contracts open as of September 30, 2023 and December 31, 2022 is included on the consolidated schedules of investments by contract. The Company had no collateral payable for September 30, 2023. Collateral amounts posted are included in collateral on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities.
During the three and nine months ended September 30, 2023, the average notional exposure for foreign currency forward contracts was $13.6 million and $6.0 million, respectively.
The following table presents both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities.

September 30, 2023
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$141	$—	$141	$—	$141
	$141	$—	$141	$—	$141

(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the three and nine months ended September 30, 2023 were as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Realized gain (loss) on foreign currency forward contracts	$325	$325
Net change in unrealized gain (loss) on foreign currency forward contracts	132	141
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$457	$466
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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2023 and December 2022, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	9/30/2023	12/31/2022
Unfunded delayed draw commitments	$69,625	$3,424
Unfunded revolving commitments	$40,326	$3,809
Total unfunded commitments	$109,951	$7,233

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2023, management is not aware of any pending or threatened material litigation.
Note 9. Net Assets
As of September 30, 2023 and December 31, 2022, the Company had 17,979,816 and 2,000,000, respectively, of Class I shares issued and outstanding with a par value of $0.01 per share.
The following table summarizes capital activity during the three months ended September 30, 2023:

	Common Shares
	Shares	Amount	Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
Balance, beginning of period	11,449,456	$114	$298,712	$2,405	$30	$230	$301,491
Common shares issued	6,530,360	66	179,434	—	—	—	179,500
Distribution reinvestment	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	12,292	—	—	12,292
Net realized gain (loss)	—	—	—	—	415	—	415
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	7,383	7,383
Distributions declared	—	—	—	(6,870)	—	—	(6,870)
Balance end of period	17,979,816	$180	$478,146	$7,827	$445	$7,613	$494,211

The following table summarizes capital activity during the nine months ended September 30, 2023:

	Common Shares
	Shares	Amount	Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
Balance, beginning of period	2,000,000	$20	$49,980	$175	$8	$(488)	$49,695
Common shares issued	15,979,816	160	428,166	—	—	—	428,326
Distribution reinvestment	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	14,522	—	—	14,522
Net realized gain (loss)	—	—	—	—	437	—	437
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	8,101	8,101
Distributions declared	—	—	—	(6,870)	—	—	(6,870)
Balance end of period	17,979,816	$180	$478,146	$7,827	$445	$7,613	$494,211

Distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2023;

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
August 8, 2023	August 15, 2023	August 31, 2023	$0.20	$2,290
August 30, 2023	August 31, 2023	September 29, 2023	$0.20	$2,290
September 14, 2023	September 15, 2023	October 30, 2023	$0.20	$2,290
Total				$6,870

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based based on the Company's investment company taxable income for the full fiscal year and distributions paid during the full year.

As of the date of issuance of these financial statements, the Company had $645.8 million in total capital commitments from shareholders in connection with private placements of common shares, of which $167.5 million was unfunded.

Note 10. Consolidated Financial Highlights
The following are consolidated financial highlights for a common share outstanding for the nine months ended September 30, 2023:

For the Nine Months Ended
September 30, 2023
Per Share Data: (1)
Net asset value, beginning of period	$24.85
Net investment income	2.68
Net unrealized and realized gain (loss)(2)	0.56
Net increase (decrease) in net assets resulting from operations(3)	3.24
Distributions declared	(0.60)
Total increase (decrease) in net assets(3)	2.64
Net asset value, end of period	$27.49
Shares outstanding, end of period	17,979,816
Total return based on NAV(4)	12.26%

Ratios and supplemental data:
Portfolio turnover ratio(5)	5.69%
Ratio of net expenses before incentive to average net assets(6)(7)	7.90%
Ratio of net expenses after incentive to average net assets(6)(7)	7.90%
Ratio of net investment income to average net assets(6)	16.55%

Net assets, end of period	$494,211
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
(6)Annualized.
(7)The Adviser has agreed to waive its management fee and incentive fee until the date immediately after the first six months following the date on which the Company’s registration statement became effective.

Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these financial statements. Other than as disclosed below, there have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these financial statements, except as discussed below.
On October 23, 2023, the SEC issued an exemptive order permitting the Company to issue multiple classes of Common Shares.

On October 27, 2023, the Company declared a distribution of $0.20 per Class I share, all of which is payable on November 30, 2023 to shareholders of record as of October 31, 2023.

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
Overview
The Company was initially formed on December 16, 2021 as a Delaware limited liability company and subsequently converted into a Delaware statutory trust on March 2, 2022.  We are an externally managed, closed-end, diversified management investment company that elected to be regulated as a business development company under the 1940 Act on June 30, 2023. The Adviser is registered under the Investment Advisers Act of 1940. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, beginning with our fiscal year (or period) ending December 31, 2023. We have an indefinite term.
The Company's investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments capturing long-term capital appreciation, while maintaining a strong focus on downside protection. The Company invests primarily in directly originated and customized private financing solutions, including loans and other debt securities with a strong focus on senior secured lending to larger companies. The Company primarily targets investments in first lien loans, unitranche loans, second lien loans and other corporate secured debt. The Company may also invest in equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, the Company will invest directly or indirectly at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation. From inception through September 30, 2023, we have invested approximately $867.5 million million in aggregate cost of debt investments prior to any subsequent exits or repayments, including the $521.4 million of debt investments acquired through an in-kind contribution on June 30, 2023.
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
Revenues
We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of September 30, 2023, 100% of our debt investments based on fair value in our portfolio were at floating rates. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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
(2)all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors (including tax advisors), administrators, auditors (including, for the avoidance of doubt, the Company’s financial audit, and with respect to any additional auditing required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers and any applicable legislation implemented by an EEA member state in connection with such Directive (the “AIFMD”)), investment bankers, administrative agents, paying agents, depositaries, custodians, trustees, sub-custodians, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisors, industry experts, operating partners, deal sourcers (including personnel dedicated to but not employed by the Adviser), and other professionals (including, for the avoidance of doubt, the costs and charges allocable with respect to the provision of internal legal, tax, accounting, technology, portfolio reconciliation, portfolio compliance and reporting or other services or that are otherwise related to the implementation, maintenance and supervision of the procedures relating to the books and records of the Company and any personnel related thereto, inclusive of their allocated Overhead (including secondees and temporary personnel or consultants that may be engaged on short- or long-term arrangements) as deemed appropriate by the Administrator, with the oversight of the Board, where such internal personnel perform services that would be paid by the Company if outside service providers provided the same services); fees, costs, and expenses herein include (x) fees, costs and expenses for time spent by its in-house attorneys and tax advisors that provide legal advice and/or services to the Company or its portfolio companies on matters related to potential or actual investments and transactions and the ongoing operations of the Company and (y) fees, costs and expenses incurred to provide administrative and accounting services to the Company or its portfolio companies, and fees, costs, expenses and charges incurred directly by the Company or affiliates in connection such services (including overhead related thereto), in each case, (I) that are specifically charged or specifically allocated or attributed by the Administrator, with the oversight of the Board, to the Company or its portfolio companies and (II) provided that any such amounts shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services of the same skill and expertise, in accordance with the Adviser’s expense allocation policy);
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
(8)all fees, costs and expenses incurred in connection with the formation or maintenance of entities or vehicles, including special purpose vehicles, to hold the Company’s assets for tax or other purposes;
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

(15)investment fees, costs and expenses, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors), settling, monitoring and holding prospective or actual investments or investment strategies including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance, loan administration, travel, meals, accommodations and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Adviser is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or capitalized as part of the acquisition price of the transaction) and any fees, costs and expenses related to the organization or maintenance of any vehicle through which the Company directly or indirectly participates in the acquisition, holding and/or disposition of investments or which otherwise facilitate the Company’s investment activities, including without limitation any travel and accommodations expenses related to such vehicle and the salary and benefits of any personnel (including personnel of the Adviser or its affiliates) and/or in connection with the maintenance and operation of such vehicle, or other overhead expenses (including any fees, costs and expenses associated with the leasing of office space (which may be made with one or more affiliates of the Adviser as lessor in connection therewith));
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

In addition to the compensation paid to the Adviser pursuant to the Investment Advisory Agreement, the Company shall reimburse the Adviser for all expenses of the Company incurred by the Adviser as well as the actual cost of goods and services used for or by the Company and obtained from entities not affiliated with the Adviser. The Adviser or its affiliates may be reimbursed for the administrative services performed by it or such affiliates on behalf of the Company pursuant to any separate administration or co-administration agreement with the Adviser; however, no reimbursement shall be permitted for services for which the Adviser is entitled to compensation by way of a separate fee. Excluded from the allowable reimbursement shall be:

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
The Adviser agreed to incur organizational and offering costs on behalf of the Company and did not seek reimbursement of incurred organizational and offering costs until the Company elected to be regulated as a BDC on June 30, 2023. Following June 30, 2023, the Adviser has sought reimbursement of allocated organizational and offering costs from the Company. As of September 30, 2023, the Company had $1.6 million in offering costs and $0.1 million in organizational costs payable to the Adviser.
Portfolio and Investment Activity
Our investment activity for the period ended September 30, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the Nine Months Ended September 30, 2023
Total investments, beginning of period	$72,246
New investments purchased	346,254
New investments acquired through in-kind contribution	521,356
Net accretion of discount on investments	820
Net realized gain (loss) on investments	181
Investments sold or repaid	(18,697)
Total investments, end of period	922,160
The following table presents certain selected information regarding our investment portfolio:

As of September 30, 2023
Weighted average yield on debt and income producing investments, at amortized cost(1)	12.4%
Weighted average yield on debt and income producing investments, at fair value(1)	12.3%
Number of portfolio companies	87
Weighted average EBITDA (2)	$264.3
Average loan-to-value (LTV) (3)	43.9%
Percentage of debt investments bearing a floating rate, at fair value	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	—%
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

Our investments consisted of the following:

	September 30, 2023
	Amortized Cost	Fair value	% of Total Investments at Fair Value
First Lien Debt	$835,357	$842,243	90.6%
Second Lien Debt	86,803	87,389	9.4%
Total	$922,160	$929,632	100.0%
As of September 30, 2023 there were no investments on non-accrual status.
The table below describes investments by industry composition based on fair value as of September 30, 2023:

September 30, 2023
High Tech	18.9%
Healthcare, Education and Childcare	13.5%
Services: Consumer	11.8%
Services: Business	9.2%
Aerospace and Defense	7.9%
Insurance	7.8%
Consumer Goods: Durable	3.6%
Media: Diversified & Production	3.6%
Chemicals, Plastics and Rubber	3.6%
Finance	3.4%
Retail Stores	3.4%
Cargo Transport	2.8%
Capital Equipment	2.5%
Automobile	2.3%
Printing and Publishing	1.8%
Banking	1.0%
Broadcasting and Entertainment	0.8%
Buildings and Real Estate	0.7%
Containers, Packaging and Glass	0.6%
Construction & Building	0.6%
Mining, Steel, Iron and Non-Precious Metals	0.2%
Technology & Electronics	—%
Total	100.0%
The table below describes investments by geographic composition based on fair value as of September 30, 2023:

September 30, 2023
United States	98.5%
Canada	0.9%
Switzerland	0.6%
Total	100.0%
Our Adviser has developed a risk rating methodology for a systematic approach to portfolio monitoring. The Adviser assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as “Risk Ratings.” The Adviser reviews the ratings on a quarterly basis and adjusts any scores as appropriate to align with the below definitions.

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

The below table summarizes the Risk Ratings as of September 30, 2023:

	September 30, 2023
	Fair Value	% of Fair Value
Risk Rating 1	$118,759	12.8%
Risk Rating 2	735,737	79.1%
Risk Rating 3	75,136	8.1%
Risk Rating 4	—	—%
Risk Rating 5	—	—%
Total investments	$929,632	100.0%

As of September 30, 2023, the weighted average Risk Rating of our debt investment portfolio was 1.95 and there were no debt investments assigned a Risk Rating of 4 or 5.

Results of Operations

The following table represents the operating results:

For the Three Months Ended September 30, 2023
Total investment income	$20,949
Total expenses, net of fee waivers	(8,657)
Net investment income (loss)	12,292
Net realized gain (loss)	415
Net unrealized appreciation (depreciation)	7,383
Net increase (decrease) in net assets resulting from operations	$20,090

For the Nine Months Ended September 30, 2023
Total investment income	$25,526
Total expenses, net of fee waivers	(11,004)
Net investment income (loss)	14,522
Net realized gain (loss)	437
Net unrealized appreciation (depreciation)	8,101
Net increase (decrease) in net assets resulting from operations	$23,060
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Investment income was as follows:

For the Three Months Ended September 30, 2023
Interest income	$20,285
Other income	664
Total investment income	$20,949

For the Nine Months Ended September 30, 2023
Interest income	$24,730
Other income	796
Total investment income	$25,526
For the three and nine months ended September 30, 2023, total investment income was $20.9 million and $25.5 million, respectively. The size of our investment portfolio at fair value was $929.6 million and our weighted average yield on debt and income producing investments at fair value was 12.3% at September 30, 2023.

Expenses
Expenses were as follows:

For the Three Months Ended September 30, 2023
Interest and debt fee expense	$7,273
Management fees	962
Income incentive fee	1,543
Professional fees	504
Board of Trustees fees	97
Administrative services expenses	225
Organization costs	—
Other general & administrative	396
Amortization of offering costs	486
Total expenses before fee waivers and expense support	$11,486
Expense support	$(324)
Management fees waiver	(962)
Income incentive fee waiver	(1,543)
Total expenses, net of fee waivers and expense support	$8,657

For the Nine Months Ended September 30, 2023
Interest and debt fee expense	$8,402
Management fees	962
Income incentive fee	1,543
Professional fees	1,051
Board of Trustees fees	291
Administrative services expenses	310
Organization costs	94
Other general & administrative	694
Amortization of offering costs	486
Total expenses before fee waivers and expense support	$13,833
Expense support	$(324)
Management fees waiver	$(962)
Income incentive fee waiver	(1,543)
Total expenses, net of fee waivers and expense support	$11,004

Interest and debt fee expense

For the three months ended September 30, 2023, interest and debt fee expense was $7.3 million, primarily due to $333.4 million of average borrowings under existing credit facilities at a weighted average stated interest rate of 8.1%.

For the nine months ended September 30, 2023, interest and debt fee expense was $8.4 million, primarily due to $133.9 million of average borrowings under existing credit facilities at a weighted average stated interest rate of 7.9%.

Management Fees
For the three and nine months ended September 30, 2023, the Adviser agreed not to charge the Company a management fee until the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. The Adviser has further agreed to waive its management fee until the date immediately after the first six months following the date on which the Company’s registration statement became effective. For the three and nine months ended September 30, 2023, the Company incurred management fees of $1.0 million and $1.0 million, respectively, all of which have been waived.
Income Based and Capital Gains Incentive Fees
For the three and nine months ended September 30, 2023, the Adviser agreed not to charge the Company an incentive fee until the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. The Adviser has further agreed to waive its incentive fee until the date immediately after the first six months following the date on which the Company’s registration statement became effective. For the three and nine months ended September 30, 2023, the Company incurred incentive fees of $1.5 million and $1.5 million, respectively, all of which have been waived.
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
Total other expenses were approximately $1.7 million and $2.9 million for the three and nine months ended September 30, 2023, respectively. Total other expenses were primarily comprised of approximately $0.5 million of professional fees (including legal, audit, and tax), approximately $0.4 million of other general and administrative expenses (including insurance, research, and other allocated costs), and approximately $0.5 million amortization of deferred offering costs for the three months ended September 30, 2023. Total other expenses were primarily comprised of approximately $1.1 million of professional fees (including legal, audit, and tax), approximately $0.7 million of other general and administrative expenses (including insurance, research, and other allocated costs), and approximately $0.5 million of amortization of deferred offering costs for the nine months ended September 30, 2023.

The Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023, and as such, the Adviser has sought reimbursement of allocated organizational and offering costs. As of September 30, 2023, the Company had $1.6 million in offering costs and $0.1 million in organizational costs payable to the Adviser.

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

We entered into an Expense Support Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for distributions paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.
Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year distributions from such income, we will accrue excise tax on estimated excess taxable income.
For the three and nine months ended September 30, 2023, we incurred no U.S. federal excise tax.

Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

For the Three Months Ended September 30, 2023
Net realized gain (loss) on investments	$159
Net realized gain (loss) on foreign currency translation	(69)
Net realized gain (loss) on foreign currency forward contracts	325
Net realized gain (loss)	$415

For the Nine Months Ended September 30, 2023
Net realized gain (loss) on investments	$181
Net realized gain (loss) on foreign currency translation	(69)
Net realized gain (loss) on foreign currency forward contracts	325
Net realized gain (loss)	$437
For the three and nine months ended September 30, 2023, we generated net realized gains of $0.4 million and $0.4 million, respectively, which were primarily comprised of net realized gains on investments of approximately $0.2 million and $0.2 million, respectively, and net realized gains on forward contracts of $0.3 million and $0.3 million, respectively.
Net Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following:

For the Three Months Ended September 30, 2023
Net change in unrealized gain (loss) on investments	$7,251
Net change in unrealized gain (loss) on foreign currency forward contracts	132
Net change in unrealized appreciation (depreciation)	$7,383

For the Nine Months Ended September 30, 2023
Net change in unrealized gain (loss) on investments	$7,960
Net change in unrealized gain (loss) on foreign currency forward contracts	141
Net change in unrealized appreciation (depreciation)	$8,101

For the three and nine months ended September 30, 2023, the fair value of our debt investments increased due to positive valuation adjustments driven by tightening spreads.

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
As of September 30, 2023, we had approximately $147.4 million in cash, cash equivalents and restricted cash. During the nine months ended September 30, 2023, we used approximately $118.8 million in cash for operating activities, primarily due to investment purchases of $346.1 million, partially offset by an increase in investments payable of $194.9 million and sales and principal repayments of $18.7 million. Cash provided by financing activities was approximately $246.7 million during the period, which was primarily the result of $179.5 million from the issuance of common shares and $80.1 million of debt borrowings.
Borrowings

As of September 30, 2023, we had two credit facilities. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of September 30, 2023, we had an aggregate amount of $383.6 million of debt outstanding and our asset coverage ratio was 228.8%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
The following table presents the Company’s outstanding borrowings as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
JPM Credit Facility	$475,000	$71,100	$71,100	$71,100
BNP Credit Facility	400,000	312,530	312,530	312,530
Total Debt	$875,000	$383,630	$383,630	$383,630

	As of December 31, 2022
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Fair Value (2)
JPM Credit Facility	$50,000	$31,000	$31,000	$31,000
Total Debt	$50,000	$31,000	$31,000	$31,000

(1)Carrying value represents principal amount outstanding less unamortized debt issuance costs.
(2)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Equity

The following table summarizes capital activity during the nine months ended September 30, 2023:

	Common Shares
	Shares	Amount	Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
Balance, beginning of period	2,000,000	$20	$49,980	$175	$8	$(488)	$49,695
Common shares issued	15,979,816	160	428,166	—	—	—	428,326
Distribution reinvestment	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	14,522	—	—	14,522
Net realized gain (loss)	—	—	—	—	437	—	437
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	8,101	8,101
Distributions declared	—	—	—	(6,870)	—	—	(6,870)
Balance end of period	17,979,816	$180	$478,146	$7,827	$445	$7,613	$494,211
As of September 30, 2023 we had 17,979,816 Class I shares issued and outstanding with a par value of $0.01 per share.
During the nine months ended September 30, 2023, the Company received $428.3 million in equity proceeds relating to issuance of 15,979,816 of Class I shares.
Distributions
We expect to pay regular monthly distributions. Any distributions we make will be at the discretion of our Board, who will consider, among other things, our earnings, cash flow, capital needs and general financial condition, as well as our desire to comply with the regulated investment company (“RIC”) requirements, which generally require us to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. As a result, our distribution rates and payment frequency may vary from time to time and there is no assurance we will pay distributions in any particular amount, if at all.

The per share amount of distributions on Class S, Class D and Class I shares will generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class.

The following table summarizes distributions declared during the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
August 8, 2023	August 15, 2023	August 31, 2023	$0.20	$2,290
August 30, 2023	August 31, 2023	September 29, 2023	$0.20	$2,290
September 14, 2023	September 15, 2023	October 30, 2023	$0.20	$2,290
Total				$6,870

We intend to operate in a manner so as to continuously qualify as a RIC under Subchapter M of the Code, beginning with our taxable year ended December 31, 2023. To qualify for and maintain RIC tax treatment, among other things, we must distribute to our shareholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In order to avoid the imposition of certain excise taxes imposed on RICs, we must distribute to our shareholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

There were no share repurchases during the nine months ended September 30, 2023.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2023 and December 2022, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	9/30/2023	12/31/2022
Unfunded delayed draw commitments	$69,625	$3,424
Unfunded revolving commitments	$40,326	$3,809
Total unfunded commitments	$109,951	$7,233

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2023, management is not aware of any pending or threatened litigation.
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the Investment Advisory Agreement, the Expense Support Agreement and the Administration Agreement.
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

Recent Developments

As of the date hereof, the Company had $645.8 million in total capital commitments from shareholders in connection with private placements of common shares, of which $167.5 million was unfunded.

On October 27, 2023, the Company declared a distribution of $0.20 per Class I share, all of which is payable on November 30, 2023 to shareholders of record as of October 31, 2023.
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
As of September 30, 2023, 100% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Statement of Assets and Liabilities as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$29,112	$(11,509)	$17,603
Up 200 basis points	$19,408	$(7,673)	$11,735
Up 100 basis points	$9,704	$(3,836)	$5,868
Down 100 basis points	$(9,704)	$3,836	$(5,868)
Down 200 basis points	$(19,408)	$7,673	$(11,735)
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
Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factor described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as well as the risk factors set forth under the section captioned “Risk Factors” in the prospectus filed pursuant to Rule 424(b)(3) under the Securities Act on September 29, 2023, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes to the risk factors set forth in the prospectus filed on September 29, 2023.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Sales of Unregistered Securities and Use of Proceeds

Refer to “Item 1. Financial Statements—Notes to the Financial Statements—Note 9. Net Assets—Subscriptions and Drawdowns” in this Quarterly Report and the Form 10-K for the issuance of our common shares for the nine months ended September 30, 2023 and proceeds received in connection with such issuances. Such issuances were made pursuant to private placements and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the fiscal quarter ended September 30, 2023, none of the trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6.    Exhibits

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Declaration of Trust (incorporated by reference to Exhibit (a)(8) to the Company’s Registration Statement on Form N-2 (File No. 333-266378)
3.2	Bylaws (incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-266378)
4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Company’s Registration Statement on Form N-2 (File No. 333-266378)
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit (d) to the Company’s Registration Statement on Form N-2 (File No. 333-266378)
10.2
Investment Advisory Agreement dated as of November 10, 2022 by and between T. Rowe Price OHA Select Private Credit Fund and OHA Private Credit Advisors LLC (formerly OHA Private Credit Advisors, L.P.) (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.3
Administration Agreement dated as of November 10, 2022 by and between T. Rowe Price OHA Select Private Credit Fund and OHA Private Credit Advisors LLC (formerly OHA Private Credit Advisors, L.P.) (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.4
Custody Agreement dated as of October 13, 2022 by and between T. Rowe Price OHA Select Private Credit Fund and State Street Bank and Trust Company (incorporated by reference to Exhibit (j) to the Company’s Registration Statement on Form N-2 (File No. 333-266378)

10.5
Managing Dealer Agreement by and between T. Rowe Price OHA Select Private Credit Fund and T. Rowe Price Investment Services, Inc. (incorporated by reference to Exhibit (h)(1) to the Company's Registration Statement on Form N-2 (File No. 333-266378)

10.6
Transfer Agency Services Agreement dated as of November 7, 2022 by and among T. Rowe Price OHA Select Private Credit Fund, DST Systems, Inc. and OHA Private Credit Advisors LLC (incorporated by reference to Exhibit (k)(3) to the Company’s Registration Statement on Form N-2 (File No. 333-266378)

10.7	Distribution and Servicing Plan (incorporated by reference to Exhibit (h)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-266378)
10.8	Multiple Class Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))
10.9
Senior Secured Revolving Credit Agreement dated as of November 15, 2022 by and among T. Rowe Price OHA Select Private Credit Fund as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.10
Amended and Restated Revolving Credit and Security Agreement dated as of June 30, 2023 by and among T. Rowe Price OHA Select Private Credit Fund as Equityholder, TRP OHA SPV Funding I, LLC as Borrower, BNP Paribas as Administrative Agent, TRP OHA Servicer I, LLC as Servicer, The Bank of New York Mellon Trust Company, National Association as Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.11
Amendment No.1 to Senior Secured Revolving Credit Agreement, dated as of August 29, 2023, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2023 (File No. 814-01561))

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

T. ROWE PRICE OHA SELECT PRIVATE CREDIT FUND

Date: November 8, 2023	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: November 8, 2023	/s/ Gerard Waldt
Gerard Waldt
Chief Financial Officer