Form 10-Q
period 2024-03-31
T. Rowe Price OHA Select Private Credit Fund
filed 2024-05-08
CIK 1901164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of March 31, 2024, there was no established public market for the registrant’s common shares of beneficial interest. There were 0, 0 and 30,679,929 of Class S, Class D and Class I shares of the registrant’s common shares, respectively, outstanding as of May 8, 2024. Common shares outstanding exclude May 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

T. ROWE PRICE OHA SELECT PRIVATE CREDIT FUND

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about T. Rowe Price OHA Select Private Credit Fund (the “Company,” “we,” “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “will,” “would,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, risks associated with possible disruption due to terrorism in our operations or the economy generally, the impact of geo-political conditions, including revolution, insurgency, terrorism or war, and future changes in laws or regulations and conditions in our operating areas.
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

PART I - FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	As of	As of
	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $1,342,007 and $1,131,726 at March 31, 2024 and December 31, 2023, respectively)	$1,356,751	$1,148,412
Cash, cash equivalents and restricted cash	107,743	105,456
Interest receivable	13,556	15,498
Deferred financing costs	5,797	6,021
Deferred offering costs	1,167	1,705
Receivable for investments sold	2,207	9,044
Other assets	7,234	$—
Total assets	$1,494,455	$1,286,136

LIABILITIES
Debt (net of unamortized debt issuance costs of $3,549 and $0, at March 31, 2024 and December 31, 2023, respectively)	$505,097	$558,630
Payable for investments purchased	135,805	151
Interest and debt fee payable	4,557	4,846
Distribution payable	12,155	11,573
Unrealized depreciation on foreign currency forward contracts	143	1,048
Accrued expenses and other liabilities	2,089	5,457
Total liabilities	$659,846	$581,705

Commitments and contingencies (Note 8)

NET ASSETS
Class I shares, $0.01 par value (29,645,450 and 25,158,870 shares issued and outstanding at March 31, 2024 and December 31, 2023,respectively)	$296	$252
Additional paid in capital	813,216	687,139
Distributable earnings (loss)	21,097	17,040
Total net assets	$834,609	$704,431
Total liabilities and net assets	$1,494,455	$1,286,136
Net asset value per share	$28.15	$28.00

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment income from non-controlled / non-affiliated investments:
Interest income	$39,699	$2,175
Other income	3,162	—
Total investment income	42,861	2,175

Expenses:
Interest and debt fee expense	11,137	540
Management fees	2,344	—
Income incentive fee	3,363	—
Professional fees	278	387
Board of Trustees fees	97	97
Administrative service expenses	413	42
Other general & administrative expenses	1,001	8
Amortization of deferred offering costs	756	—
Total expenses before fee waivers and expense support	19,389	1,074
Expense support	(477)	—
Management fees waiver	(2,344)	—
Income incentive fee waiver	(3,363)	—
Total expenses net of fee waivers and expense support	13,205	1,074
Net investment income	29,656	1,101

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	129	11
Foreign currency transactions	146	—
Foreign currency forward contracts	(61)	—
Net realized gain (loss)	214	11

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,942)	(5)
Foreign currency forward contracts	905	—
Net change in unrealized appreciation (depreciation)	(1,037)	(5)
Net realized and unrealized gain (loss)	(823)	6
Net increase (decrease) in net assets resulting from operations	$28,833	$1,107

Net investment income per common share	$1.05	$0.55
Increase in net assets resulting from operations per common share	$1.02	$0.55
Weighted average common shares outstanding	28,157,089	2,000,000

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Operations:
Net investment income	$29,656	$1,101
Net realized gain (loss)	214	11
Net change in unrealized appreciation (depreciation)	(1,037)	(5)
Net increase (decrease) in net assets resulting from operations	28,833	1,107

Share transactions:
Proceeds from shares sold	$125,122	$—
Repurchase of shares	—	—
Distribution reinvestment	999	—
Distributions from distributable proceeds	(24,776)	—
Net increase (decrease) from share transactions	101,345	—
Total increase (decrease) in net assets	130,178	1,107
Net Assets, beginning of period	704,431	49,695
Net Assets, end of period	$834,609	$50,802

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$28,833	$1,107
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	1,942	5
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(905)	—
Net realized (gain) loss on investments	(129)	(11)
Net realized (gain) loss on foreign currency	(146)	—
Net realized (gain) loss on foreign currency forward contracts	61	—
Payment-in-kind interest capitalized	(758)	—
Net accretion of discount and amortization of premium	(2,832)	(77)
Amortization of deferred financing costs	394	17
Amortization of deferred offering costs	756	—
Purchases of investments	(303,544)	(4,460)
Proceeds from sale of investments and principal repayments	96,982	372
Net proceeds from settlement of foreign currency forward contracts	(61)	—
Changes in operating assets and liabilities:
Interest receivable	1,942	(144)
Other Assets	(7,234)	—
Receivable for investments sold	6,837	62
Payable for investments purchased	135,654	(10,110)
Interest payable	(289)	9
Trustees fees payable	—	(92)
Accrued expenses and other liabilities	(3,368)	420
Net cash provided by (used in) operating activities	(45,865)	(12,902)

Cash flows from financing activities:
Borrowings of debt	296,451	—
Repayments of debt	(349,984)	—
Payments of financing costs	(170)	—
Payments of offering costs	(218)	—
Proceeds from issuance of common shares	126,121	—
Distributions paid in cash	(24,194)	—
Proceeds received from foreign currency settlement	146	—
Net cash provided by (used in) financing activities	48,152	—
Net increase (decrease) in cash, cash equivalents and restricted cash	2,287	(12,902)
Cash, cash equivalents and restricted cash, beginning of period	105,456	19,486
Cash, cash equivalents and restricted cash, end of period	$107,743	$6,584

Supplemental information and non-cash activities:
Interest paid during the period	$9,239	$496
Cash paid for excise taxes during the period	$266	$—
Distributions declared and payable	$12,155	$—
Distributions reinvested during the period	$999	$—
See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units		Cost (3)	Fair Value	% of Net Assets
Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC (4) (5)	S +	6.00%		11.31%	9/30/2030	7,924		$7,811	$7,963	0.96%
Evergreen IX Borrower 2023 LLC (4) (5) (6)	S +	6.00%		11.31%	10/1/2029	877		(12)	—	—
Mantech International CP (4) (5) (6)	S +	5.75%		11.06%	9/14/2028	3,238		(55)	—	—
Mantech International CP (4) (5) (6) (8)	S +	5.75%		11.06%	9/14/2029	6,407		2,156	2,270	0.27
Mantech International CP (4) (5) (7) (8)	S +	5.75%		11.06%	9/14/2029	25,199		24,742	25,199	3.02
								34,642	35,432	4.25
Automobile
Mammoth Holdings, LLC (4) (5)	S +	5.75%		11.05%	11/15/2030	29,018		28,739	29,018	3.48
Mammoth Holdings, LLC (4) (5) (6)	S +	5.75%		11.05%	11/15/2030	7,273		—	—	—
Mammoth Holdings, LLC (4) (5) (6)	S +	5.75%		11.06%	11/15/2029	3,636		1,785	1,818	0.22
NCWS Intermediate, Inc. (4) (5)	S +	6.00%		11.46%	12/29/2026	343		340	338	0.04
NCWS Intermediate, Inc. (4) (5)	S +	6.50%		11.96%	12/29/2026	2,400		2,383	2,394	0.29
NCWS Intermediate, Inc. (4) (5) (7)	S +	6.00%		11.46%	12/29/2026	3,714		3,623	3,659	0.44
NCWS Intermediate, Inc. (4) (5) (7)	S +	6.00%		11.46%	12/29/2026	12,366		12,063	12,180	1.46
NCWS Intermediate, Inc. (4) (5) (7)	S +	6.50%		11.96%	12/29/2026	1,097		1,069	1,094	0.13
Wesco Group LLC (4) (5)	C +	4.75%		11.08%	10/6/2028	CAD	33,231	23,966	24,311	2.91
Wesco Group LLC (4) (5)	S +	5.75%		11.16%	10/6/2028	796		781	788	0.09
Wesco Group LLC (4) (5) (6)	S +	5.75%		11.15%	10/7/2027	1,069		346	345	0.04
Wesco Group LLC (4) (5) (6)	S +	5.75%		11.17%	10/16/2028	CAD	356	(12)	(7)	—
Wesco Group LLC (4) (5) (7)	S +	5.75%		11.17%	10/16/2030	13,740		13,607	13,603	1.63
								88,690	89,541	10.73
Broadcasting and Entertainment
Broadcast Music, Inc. (4) (5)	S +	5.75%		11.07%	2/8/2030	10,408		10,255	10,304	1.23
Broadcast Music, Inc. (4) (5) (6)	S +	5.75%		11.07%	1/2/2030	1,892		(28)	(19)	—
Global Music Rights (4) (5) (6)	S +	5.50%		10.91%	8/27/2029	669		—	(7)	—
Global Music Rights (4) (5) (7)	S +	5.50%		10.91%	8/27/2030	7,358		7,358	7,285	0.87
								17,585	17,563	2.10
Buildings and Real Estate
Associations, Inc. (4) (5)	S +	6.50%	(2.50% PIK)	12.09%	7/2/2027	21,070		21,062	21,070	2.52
Associations, Inc. (4) (5) (6)	S +	6.50%		12.09%	7/2/2027	378		191	194	0.02
Associations, Inc. (4) (5) (7)	S +	6.50%	(2.50% PIK)	12.07%	7/2/2027	465		463	465	0.06
Associations, Inc. (4) (5) (7)	S +	6.50%	(2.50% PIK)	12.07%	7/2/2027	968		960	968	0.12
Associations, Inc. (4) (5) (7)	S +	6.50%	(2.50% PIK)	12.08%	7/2/2027	584		579	584	0.07
Associations, Inc. (4) (5) (7)	S +	6.50%	(2.50% PIK)	12.09%	7/2/2027	968		962	968	0.12
Associations, Inc. (4) (5) (7)	S +	6.50%	(2.50% PIK)	12.09%	7/2/2027	8,390		8,379	8,390	1.00
								32,596	32,639	3.91
Capital Equipment
Helix Acquisition Holdings, Inc. (4) (5) (7)	S +	7.00%		12.40%	3/31/2030	12,391		12,164	12,639	1.52
Ohio Transmission Corporation (4) (5)	S +	5.50%		10.83%	12/19/2030	10,283		10,183	10,283	1.23

Investments-non-controlled/non-affiliated (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Ohio Transmission Corporation (4) (5) (6)	S +	5.50%	10.81%	12/19/2030	2,034	386	406	0.05
Ohio Transmission Corporation (4) (5) (6)	S +	5.50%	10.83%	12/19/2028	1,356	150	163	0.02
Texas Hydraulics Holdings, Inc. (4) (5)	S +	6.50%	11.93%	12/22/2026	4,935	4,935	4,935	0.59
Truck-Lite Co., LLC (4) (5)	S +	5.75%	11.06%	2/13/2031	38,727	38,345	38,339	4.60
Truck-Lite Co., LLC (4) (5) (6)	S +	5.75%	11.06%	2/13/2030	4,187	99	98	0.01
Truck-Lite Co., LLC (4) (5) (6)	S +	5.75%	11.06%	2/13/2031	4,187	(41)	(42)	(0.01)
						66,221	66,821	8.01
Cargo Transport
LaserShip, Inc. (4) (5)	S +	7.00%	12.57%	9/29/2027	26,633	25,893	26,633	3.19
						25,893	26,633	3.19
Chemicals, Plastics and Rubber
BCPE HIPH Parent, Inc. (4) (5)	S +	5.75%	11.08%	10/7/2030	6,287	6,197	6,209	0.74
BCPE HIPH Parent, Inc. (4) (5) (6)	S +	5.75%	11.08%	10/7/2030	2,343	1,452	1,471	0.18
Meridian Adhesives Group, Inc. (4) (5) (6)	S +	7.00%	12.33%	9/3/2029	2,141	1,316	1,400	0.17
Meridian Adhesives Group, Inc. (4) (5) (7)	S +	7.00%	12.33%	9/3/2029	15,634	15,168	15,790	1.89
Peaches Acquisition Corporation (4) (5)	S +	7.25%	12.58%	8/1/2028	9,869	9,779	9,820	1.18
						33,912	34,690	4.16
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc. (4) (5)	S +	6.25%	11.70%	6/23/2028	4,301	4,238	4,258	0.51
Marcone Yellowstone Buyer, Inc. (4) (5)	S +	6.25%	11.70%	6/23/2028	7,630	7,552	7,553	0.90
Marcone Yellowstone Buyer, Inc. (4) (5) (7)	S +	6.25%	11.70%	6/23/2028	5,484	5,371	5,430	0.65
Marcone Yellowstone Buyer, Inc. (4) (5) (7)	S +	6.25%	11.70%	6/23/2028	16,505	16,165	16,340	1.96
Poly-Wood, LLC (4) (5)	S +	5.75%	11.08%	3/20/2030	13,091	12,944	12,944	1.55
Poly-Wood, LLC (4) (5) (6)	S +	5.75%	11.08%	3/20/2030	2,455	(27)	(56)	—
						46,243	46,469	5.57
Containers, Packaging and Glass
PPC Flexible Packaging (4) (5) (7)	S +	6.75%	12.21%	9/30/2028	4,049	3,977	4,049	0.48
						3,977	4,049	0.48
Finance
Beacon Pointe Advisors, LLC (4) (5)	S +	5.50%	10.83%	12/29/2028	3,994	3,913	3,994	0.48
Beacon Pointe Advisors, LLC (4) (5) (6)	S +	5.50%	10.83%	12/29/2027	1,075	(21)	—	—
Beacon Pointe Advisors, LLC (4) (5) (6)	S +	5.50%	10.83%	12/29/2028	1,320	740	752	0.09
Beacon Pointe Advisors, LLC (4) (5) (7)	S +	5.50%	10.83%	12/29/2028	10,185	9,976	10,185	1.22
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S +	5.75%	11.19%	6/29/2027	1,564	(21)	(8)	—
Spectrum Automotive Holdings, Corp. (4) (5) (6) (8)	S +	5.75%	11.19%	6/29/2028	11,471	9,373	9,486	1.13
Spectrum Automotive Holdings, Corp. (4) (5) (7) (8)	S +	5.75%	11.19%	6/29/2028	41,433	40,818	41,225	4.94
						64,778	65,634	7.86
Healthcare, Education and Childcare
AmeriVet Partners Management, Inc. (5) (4)	S +	5.25%	10.70%	2/25/2028	9,376	9,376	9,376	1.12
Antylia Scientific (4) (5)	S +	5.50%	11.10%	11/1/2028	211	208	206	0.02
Antylia Scientific (4) (5)	S +	5.50%	11.10%	11/1/2028	2,261	2,224	2,199	0.26
Antylia Scientific (4) (5) (6)	S +	5.50%	11.10%	10/30/2026	244	(3)	(7)	—

Investments-non-controlled/non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
CNSI Holdings, LLC (4) (5) (6)	S +	6.50%		11.83%	12/17/2029	2,999	537	557	0.07
CNSI Holdings, LLC (4) (5) (7)	S +	5.50%		10.83%	12/17/2029	13,018	12,838	12,920	1.55
CNSI Holdings, LLC (4) (5) (7)	S +	6.50%		10.83%	12/17/2029	12,289	12,069	12,196	1.46
CNSI Holdings, LLC (5) (4)	S +	5.50%		10.83%	12/17/2029	9,232	9,163	9,163	1.10
CNSI Holdings, LLC (5) (4) (6)	S +	5.50%		10.83%	12/17/2029	26,444	—	(198)	(0.02)
Color Intermediate, LLC (4) (5) (7)	S +	5.50%		10.91%	10/4/2029	5,716	5,534	5,688	0.68
CPI Holdco, LLC (4) (5) (6)	S +	5.50%		11.10%	10/30/2026	5,108	(85)	(140)	(0.02)
CPI Holdco, LLC (4) (5) (7) (8)	S +	5.50%		11.10%	11/1/2028	47,303	46,008	46,003	5.51
CPI Holdco, LLC (4) (5) (8)	S +	5.50%		11.10%	11/1/2028	4,737	4,608	4,607	0.55
Gateway US Holdings, Inc. (4) (5) (6)	S +	6.00%		11.45%	9/22/2026	325	(16)	(2)	—
Gateway US Holdings, Inc. (4) (5) (8)	S +	6.00%		11.45%	9/22/2026	418	397	416	0.05
Gateway US Holdings, Inc. (4) (5) (8)	S +	6.00%		11.45%	9/22/2026	1,842	1,750	1,833	0.22
Gateway US Holdings, Inc. (4) (5) (8)	S +	6.00%		11.45%	9/22/2026	8,020	7,619	7,980	0.96
Next Holdco, LLC (4) (5)	S +	6.00%		11.32%	11/12/2030	11,977	11,861	11,977	1.43
Next Holdco, LLC (4) (5) (6)	S +	6.00%		11.32%	11/9/2029	1,153	(16)	—	—
Next Holdco, LLC (4) (5) (6)	S +	6.00%		11.32%	11/12/2030	3,071	(43)	—	—
PetVet Care Centers, LLC (4) (5)	S +	6.00%		11.33%	11/15/2030	24,915	24,675	24,790	2.97
PetVet Care Centers, LLC (4) (5) (6)	S +	6.00%		11.33%	11/15/2029	3,258	(30)	(16)	—
PetVet Care Centers, LLC (4) (5) (6)	S +	6.00%		11.33%	11/15/2030	3,258	—	(16)	—
PPV Intermediate Holdings LLC (4) (5) (6)	S +	5.75%		11.09%	8/31/2029	2,732	(37)	(14)	—
PPV Intermediate Holdings LLC (4) (5) (6)	S +	6.00%		11.09%	8/31/2029	3,229	(2)	—	—
PPV Intermediate Holdings LLC (4) (5) (7) (8)	S +	5.75%		11.09%	8/31/2029	41,052	40,478	40,846	4.89
TecoStar Holdings, Inc. (4) (5)	S +	8.50%	(4.50% PIK)	13.83%	7/6/2029	16,172	15,824	16,172	1.94
Touchstone Acquisition, Inc. (4) (5) (7) (8)	S +	6.00%		11.41%	12/29/2028	27,498	27,036	27,085	3.25
							231,973	233,621	27.99
High Tech
Bottomline Technologies Inc. (4) (5) (6)	S +	5.75%		11.08%	5/15/2028	972	(26)	(19)	—
Bottomline Technologies Inc. (4) (5) (7) (8)	S +	5.75%		10.58%	5/14/2029	11,495	11,180	11,265	1.35
Bottomline Technologies Inc. (4) (5) (8)	S +	5.75%		11.08%	5/14/2029	2,114	2,094	2,114	0.25
Community Brands Parentco, LLC (4) (5) (6) (8)	S +	5.50%		10.93%	2/24/2028	68	4	4	—
Community Brands Parentco, LLC (4) (5) (8)	S +	5.50%		10.93%	2/24/2028	1,127	1,100	1,107	0.13
CSAT Solutions Holding LLC (4) (5)	S +	7.50%		13.07%	6/30/2028	8,742	8,662	8,742	1.05
CSAT Solutions Holding LLC (4) (5) (6)	S +	7.50%		13.07%	6/30/2028	1,159	(10)	—	—
Diligent Corporation (4) (5) (6)	S +	6.25%		11.71%	8/4/2025	1,137	478	500	0.06
Diligent Corporation (4) (5) (7)	S +	5.75%		11.21%	8/4/2025	232	227	231	0.03
Diligent Corporation (4) (5) (7)	S +	5.75%		11.21%	8/4/2025	368	361	367	0.04
Diligent Corporation (4) (5) (7)	S +	5.75%		11.21%	8/4/2025	5,354	5,248	5,341	0.64
Diligent Corporation (4) (5) (7)	S +	5.75%		11.21%	8/4/2025	11,245	11,017	11,217	1.34
Diligent Corporation (4) (5) (7)	S +	6.25%		11.71%	8/4/2025	15,195	15,135	15,195	1.82
Drake Software, LLC (4) (5) (6)	S +	6.50%		11.80%	3/16/2026	1,788	—	—	—
Drake Software, LLC (4) (5) (7)	S +	6.50%		11.80%	3/16/2028	16,349	16,349	16,349	1.96
Eagan Sub, Inc. (4) (5) (6)	S +	7.00%		12.30%	6/1/2029	2,267	(30)	—	—
Eagan Sub, Inc. (4) (5) (7)	S +	7.00%		12.30%	6/3/2030	11,277	11,121	11,277	1.35
Greenway Health, LLC (4) (5)	S +	6.00%		11.93%	4/1/2029	12,240	12,005	12,362	1.48
GS AcquisitionCo, Inc. (4) (5) (6)	S +	5.00%		10.30%	5/25/2028	315	(6)	(2)	—
GS AcquisitionCo, Inc. (4) (5) (7)	S +	5.00%		10.30%	5/25/2028	16,948	16,623	16,863	2.02

Investments-non-controlled/non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Kaseya, Inc. (4) (5)	S +	5.50%		10.81%	6/25/2029	119	117	119	0.01
Kaseya, Inc. (4) (5) (6)	S +	5.50%		10.83%	6/25/2029	1,926	444	485	0.06
Kaseya, Inc. (4) (5) (6)	S +	6.00%	(2.50% PIK)	10.31%	6/25/2029	1,804	(39)	—	—
Kaseya, Inc. (4) (5) (7)	S +	6.00%	(2.50% PIK)	11.31%	6/25/2029	32,123	31,430	32,123	3.85
Ministry Brands Purchaser, LLC (4) (5)	S +	5.50%		10.93%	12/29/2028	93	90	90	0.01
Ministry Brands Purchaser, LLC (4) (5)	S +	5.50%		10.93%	12/29/2028	916	893	893	0.11
Ministry Brands Purchaser, LLC (4) (5) (6)	S +	5.50%		10.93%	12/30/2027	90	7	7	—
MRI Software LLC (4) (5) (6)	S +	5.50%		10.90%	2/10/2027	1,864	(18)	(23)	—
MRI Software LLC (4) (5) (6)	S +	5.75%		10.90%	2/10/2027	18,636	(87)	(93)	(0.01)
MRI Software LLC (4) (5) (7)	S +	5.50%		10.90%	2/10/2027	10,739	10,560	10,605	1.27
MRI Software LLC (4) (5) (7)	S +	5.50%		10.90%	2/10/2027	14,884	14,741	14,698	1.76
PDI TA Holdings, Inc. (4) (5) (6)	S +	5.50%		10.83%	2/3/2031	1,073	(5)	(5)	—
PDI TA Holdings, Inc. (4) (5) (6)	S +	5.50%		10.83%	2/3/2031	317	(3)	(2)	—
PDI TA Holdings, Inc. (4) (5)	S +	5.50%		10.83%	2/3/2031	2,811	2,783	2,797	0.34
Revalize, Inc. (4) (5) (7)	S +	5.50%		11.21%	4/15/2027	394	382	380	0.05
Revalize, Inc. (4) (5) (7)	S +	5.50%		11.21%	4/15/2027	1,753	1,712	1,692	0.20
Revalize, Inc. (4) (5) (6)	S +	5.50%		11.21%	4/15/2027	262	60	56	0.01
							174,599	176,735	21.18
Insurance
Alera Group Holdings, Inc. (4) (5) (7)	S +	5.50%		10.68%	10/2/2028	5,816	5,716	5,816	0.70
Alera Group Holdings, Inc. (4) (5) (7)	S +	5.50%		10.68%	10/2/2028	22,782	22,406	22,782	2.73
Alera Group Holdings, Inc. (4) (5) (7)	S +	5.50%		10.68%	10/2/2028	1,278	1,239	1,278	0.15
Alera Group Holdings, Inc. (4) (5) (6)	S +	5.50%		11.18%	10/2/2028	19,152	876	1,341	0.16
Galway Borrower, LLC (5) (4) (6)	S +	5.50%		10.65%	9/29/2028	11,545	(56)	(115)	(0.01)
Galway Borrower, LLC (4) (5) (6) (7)	S +	5.50%		10.66%	9/29/2028	3,364	500	510	0.06
Galway Borrower, LLC (4) (5) (7)	S +	5.50%		10.65%	9/29/2028	26,450	25,998	26,185	3.14
Higginbotham Insurance Agency, Inc. (4) (5)	S +	5.50%		10.93%	11/24/2028	16,332	16,234	16,332	1.96
Higginbotham Insurance Agency, Inc. (4) (5) (7)	S +	5.50%		10.93%	11/24/2028	7,255	7,079	7,255	0.87
Integrity Marketing Acquisition, LLC (4) (5) (6)	S +	5.50%		11.46%	8/27/2026	20	—	—	—
Integrity Marketing Acquisition, LLC (4) (5) (6)	S +	5.50%		11.34%	8/27/2026	246	15	15	—
Integrity Marketing Acquisition, LLC (4) (5)	S +	5.50%		11.46%	8/27/2026	4,710	4,668	4,675	0.56
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (7)	S +	5.50%		11.44%	11/1/2028	11,238	11,041	11,182	1.34
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (7)	S +	5.50%		11.44%	11/1/2028	3,139	3,084	3,123	0.37
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (7)	S +	5.50%		11.44%	11/1/2028	1,263	1,241	1,257	0.15
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (7)	S +	5.50%		11.44%	11/1/2028	3,161	3,105	3,145	0.38
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (6)	S +	5.50%		11.44%	11/1/2027	532	(9)	(3)	—
RSC Acquisition, Inc. (5) (4)	S +	5.50%		10.96%	11/1/2029	679	679	673	0.08
RSC Acquisition, Inc. (5) (4)	S +	5.50%		10.96%	11/1/2029	4,223	4,222	4,180	0.50
RSC Acquisition, Inc. (4) (5) (6)	S +	5.50%		11.31%	11/1/2029	3,351	(41)	—	—
RSC Acquisition, Inc. (4) (5)	S +	5.50%		11.31%	11/1/2029	2,639	2,607	2,639	0.31
RSC Acquisition, Inc. (4) (5)	S +	5.50%		10.96%	11/1/2029	10,858	10,858	10,749	1.29
							121,462	123,019	14.74
Media: Diversified & Production

Investments-non-controlled/non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units		Cost (3)	Fair Value	% of Net Assets
Circana Group, L.P. (4) (5) (7)	S +	5.50%		11.16%	12/1/2028	13,802		13,485	13,802	1.65
Circana Group, L.P. (4) (5) (6)	S +	5.50%		11.08%	12/1/2027	1,507		819	844	0.10
Circana Group, L.P. (4) (5)	S +	5.50%	(2.75% PIK)	11.58%	12/1/2028	9,521		9,364	9,521	1.14
Iconic Purchaser Corporation (4) (5) (7)	S +	5.50%		11.43%	11/16/2028	10,494		10,032	9,811	1.18
Iconic Purchaser Corporation (4) (5) (6)	S +	5.50%		10.93%	11/15/2027	877		488	468	0.06
								34,188	34,446	4.13
Printing and Publishing
Recorded Books Inc. (4) (5) (6)	S +	5.50%		11.58%	8/31/2028	1,557		925	945	0.11
Recorded Books Inc. (4) (5)	S +	5.50%		11.59%	9/3/2030	19,195		18,925	19,195	2.30
								19,850	20,140	2.41
Retail Stores
D&D Buyer LLC (4) (5)	S +	5.50%		12.41%	10/4/2028	18,375		18,120	18,283	2.19
D&D Buyer LLC (4) (5) (6)	S +	5.50%		12.41%	10/4/2028	4,605		(52)	(23)	—
D&D Buyer LLC (4) (5) (6)	S +	5.50%		12.43%	10/4/2028	1,974		(27)	(10)	—
Follett Corporation (4) (5)	S +	5.50%	(2.00% PIK)	15.68%	2/1/2027	9,998		9,955	9,098	1.09
New Look Vision Group, Inc. (4) (5) (8) (9)	C +	5.50%		10.80%	5/26/2028	CAD	554	395	395	0.05
New Look Vision Group, Inc. (4) (5) (9)	S +	5.50%	(2.00% PIK)	11.45%	5/26/2028	39		37	39	—
New Look Vision Group, Inc. (4) (5) (7) (8) (9)	C +	5.50%	(2.00% PIK)	11.30%	5/26/2028	CAD	8,142	5,817	5,911	0.71
New Look Vision Group, Inc. (4) (5) (6) (9)	C +	5.50%		10.80%	5/26/2026	CAD	1,125	56	139	0.02
New Look Vision Group, Inc. (4) (5) (7) (8) (9)	C +	5.50%		10.80%	5/26/2028	CAD	1,063	759	758	0.09
New Look Vision Group, Inc. (4) (5) (7) (8) (9)	S +	5.50%		10.95%	5/26/2028	354		334	341	0.04
TC Signature Holdings LLC (4) (5)	S +	5.50%	(3.00% PIK)	15.10%	5/4/2028	13,498		13,376	13,228	1.58
TC Signature Holdings LLC (4) (5) (6)	S +	5.50%	(3.00% PIK)	15.10%	3/31/2025	1,552		(10)	(31)	(0.01)
TC Signature Holdings, LLC (5) (4) (6)	S +	5.50%		12.07%	5/4/2028	776		—	(23)	—
								48,760	48,105	5.76
Services: Business
FR Vision Holdings, Inc. (4) (5) (6)	S +	5.50%		10.81%	1/21/2030	1,431		(14)	(14)	—
FR Vision Holdings, Inc. (4) (5) (6)	S +	5.50%		10.81%	1/20/2031	5,724		1,479	1,437	0.17
FR Vision Holdings, Inc. (4) (5)	S +	5.50%		10.81%	1/20/2031	17,745		17,571	17,562	2.10
GC Waves Holdings, Inc. (4) (6)	S +	5.50%		10.68%	8/13/2026	676		—	—	—
GC Waves Holdings, Inc. (4) (5) (7)	S +	5.50%		10.68%	8/10/2029	14,045		13,829	14,045	1.68
GC Waves Holdings, Inc. (4) (5) (6)	S +	5.50%		11.43%	8/10/2029	1,499		201	228	0.03
GC Waves Holdings, Inc. (4) (5)	S +	5.50%		10.68%	8/10/2029	75		73	76	0.01
GI Apple Midco LLC (4) (5) (6)	S +	5.50%		12.06%	4/19/2030	1,888		176	226	0.03
GI Apple Midco LLC (4) (5) (6)	S +	5.50%		12.06%	4/19/2029	1,322		(24)	—	—
GI Apple Midco LLC (4) (5) (7)	S +	5.50%		12.06%	4/19/2030	8,624		8,465	8,710	1.04
IG Investment Holdings, LLC (4) (5) (6)	S +	5.50%		11.41%	9/22/2027	3,113		(39)	—	—
IG Investment Holdings, LLC (4) (5) (7)	S +	5.50%		11.41%	9/22/2028	55,944		55,506	55,944	6.70
PT Intermediate Holdings III, LLC (4) (5) (7)	S +	5.50%		11.80%	11/1/2028	884		873	884	0.11
PT Intermediate Holdings III, LLC (4) (5) (7)	S +	5.50%		11.43%	11/1/2028	2,570		2,501	2,570	0.31
PT Intermediate Holdings III, LLC (4) (5) (7)	S +	5.50%		11.43%	11/1/2028	8,454		8,228	8,454	1.01
PT Intermediate Holdings III, LLC (4) (5) (6)	S +	5.50%		11.80%	11/1/2028	298		(4)	—	—
Speed Midco 3 S.a r.l. (4) (5) (7) (9)	E +	5.50%		10.30%	5/16/2029	EUR	5,500	5,973	6,059	0.73
STV Group, Inc. (4) (5) (6)	S +	5.50%		10.33%	3/20/2030	1,925		(19)	(19)	—

Investments-non-controlled/non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
STV Group, Inc. (4) (5) (6)	S +	5.50%		10.33%	3/20/2031	2,750	—	(28)	—
STV Group, Inc. (4) (5)	S +	5.50%		10.33%	3/20/2031	9,625	9,529	9,529	1.14
Transaction Services Group Ltd (4) (5) (7)	S +	5.50%		10.90%	10/14/2026	8,300	8,167	8,300	0.99
							132,471	133,963	16.05
Services: Consumer
Bradyifs Holdings, LLC (4) (5) (6)	S +	5.50%		11.31%	10/31/2029	2,476	(23)	—	—
Bradyifs Holdings, LLC (4) (5) (6)	S +	5.50%		11.30%	10/31/2029	3,217	787	787	0.10
Bradyifs Holdings, LLC (4) (5)	S +	5.50%		11.31%	10/31/2029	29,157	28,877	29,157	3.49
Denali Midco 2 LLC (4) (5)	S +	5.50%		11.93%	12/22/2027	1,990	1,976	2,000	0.24
Denali Midco 2 LLC (4) (5)	S +	5.50%		11.93%	12/22/2027	7,388	7,337	7,424	0.89
Denali Midco 2 LLC (4) (5)	S +	5.50%		11.93%	12/22/2027	2,300	2,285	2,312	0.28
Denali Midco 2 LLC (4) (5)	S +	5.50%		11.93%	12/22/2027	988	981	992	0.12
Denali Midco 2 LLC (4) (5)	S +	5.50%		11.93%	12/22/2027	494	490	496	0.06
Denali Midco 2 LLC (4) (5)	S +	5.50%		11.93%	12/22/2027	1,683	1,672	1,691	0.20
Denali Midco 2 LLC (4) (5) (6)	S +	5.50%		11.18%	12/22/2027	10,000	40	33	—
Kleinfelder Group, Inc.(The) (4) (5) (6)	S +	5.50%		11.58%	8/4/2028	1,938	(17)	—	—
Kleinfelder Group, Inc.(The) (4) (5) (6)	S +	5.50%		11.58%	9/1/2030	2,907	—	—	—
Kleinfelder Group, Inc.(The) (4) (5) (7)	S +	5.50%		11.58%	11/28/2025	14,782	14,667	14,782	1.77
Nuevoco2, LLC (4) (5) (7)	S +	5.50%		11.24%	6/1/2029	14,980	14,832	14,980	1.80
Nuevoco2, LLC (4) (5) (6)	S +	5.50%		11.24%	6/1/2029	7,527	7,453	7,527	0.90
							81,357	82,181	9.86
Technology & Electronics
Chase Intermediate, LLC (4) (5) (6)	S +	5.50%		10.80%	10/30/2028	17,810	—	(178)	(0.02)
Chase Intermediate, LLC (4) (5) (6)	S +	5.50%		10.80%	10/30/2028	890	(8)	(9)	—
Granicus, Inc. (4) (5) (6)	S +	5.75%	(2.75% PIK)	11.06%	1/17/2031	702	(3)	(3)	—
Granicus, Inc. (4) (5) (6)	S +	5.75%	(2.75% PIK)	11.07%	1/17/2031	740	—	(4)	—
Granicus, Inc. (4) (5)	S +	5.75%	(2.75% PIK)	11.06%	1/17/2031	4,958	4,934	4,933	0.59
							4,923	4,739	0.57

Total First Lien Debt							$1,264,120	$1,276,420	152.94%

Second Lien Debt
Aerospace and Defense
Peraton Corp. (4) (7)	S +	5.50%		13.43%	2/1/2029	2,300	2,258	2,314	0.28
Peraton Corp. (4) (7)	S +	5.50%		13.18%	2/1/2029	13,807	13,578	13,873	1.66
							15,836	16,187	1.94
Automobile
Fastlane Parent Company, Inc. (4) (7)	S +	5.50%		14.19%	12/21/2026	550	535	545	0.06
							535	545	0.06
Banking
Orion Advisor Solutions, Inc. (4) (5) (7)	S +	5.50%		13.91%	9/24/2028	2,661	2,494	2,602	0.31
							2,494	2,602	0.31
Capital Equipment
Infinite Bidco LLC (4) (7) (8)	S +	5.50%		12.57%	3/2/2029	2,020	1,729	1,725	0.21
							1,729	1,725	0.21
Containers, Packaging and Glass
Technimark Holdings LLC (4) (5) (7)	S +	5.50%		12.19%	7/9/2029	1,360	1,298	1,346	0.16
Technimark Holdings LLC (4) (5) (7)	S +	5.50%		12.19%	7/9/2029	240	229	238	0.03

Investments-non-controlled/non-affiliated (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
						1,527	1,584	0.19
Healthcare, Education and Childcare
Bella Holding Company, LLC (4) (5) (7)	S +	5.50%	12.43%	5/10/2029	3,480	3,253	3,445	0.41
Electron BidCo Inc. (4) (5) (7)	S +	5.50%	12.19%	11/1/2029	5,062	4,946	5,036	0.60
Resonetics, LLC (4) (5) (7)	S +	5.50%	12.59%	4/28/2029	600	575	597	0.07
Resonetics, LLC (4) (5) (7)	S +	5.50%	12.59%	4/28/2029	60	57	60	0.01
Resonetics, LLC (4) (5) (7)	S +	5.50%	12.59%	4/28/2029	220	211	219	0.03
						9,042	9,357	1.12
High Tech
Escape Velocity Holdings, Inc. (4) (5) (7)	S +	5.50%	13.09%	10/8/2029	1,300	1,234	1,287	0.15
Flexera Software LLC (4) (5) (7)	S +	5.50%	12.44%	3/3/2029	860	840	860	0.10
Gainwell Acquisition Corp. (4) (5) (7)	S +	5.50%	13.43%	10/2/2028	1,260	1,226	1,216	0.15
Imprivata, Inc. (4) (5)	S +	5.50%	11.56%	12/1/2028	1,366	1,309	1,363	0.16
Maverick Bidco Inc. (4) (5) (7)	S +	5.50%	12.21%	5/18/2029	460	437	447	0.05
OceanKey (U.S.) II Corp. (4) (5) (7)	S +	5.50%	12.18%	12/17/2029	2,240	2,096	2,206	0.27
Polaris Newco LLC (4) (5) (7)	S +	5.50%	14.44%	6/4/2029	23,935	22,934	23,935	2.87
						30,076	31,314	3.75
Mining, Steel, Iron and Non-Precious Metals
Grinding Media Inc. (4) (5) (7)	S +	5.50%	13.09%	10/12/2029	2,420	2,242	2,329	0.28
						2,242	2,329	0.28
Services: Business
Transact Holdings, Inc. (4) (5) (7)	S +	5.50%	13.94%	4/30/2027	2,294	2,284	2,294	0.28
Vision Solutions, Inc. (4) (8)	S +	5.50%	12.84%	4/23/2029	11,400	10,438	10,693	1.28
						12,722	12,987	1.56
Services: Consumer
All My Sons Moving and Storage of Kansas LLC (4) (5) (7)	S +	5.50%	13.32%	10/25/2029	1,740	1,684	1,701	0.20
						1,684	1,701	0.20

Total Second Lien Debt						$77,887	$80,331	9.62%
Total Investments—non-controlled/non-affiliated						$1,342,007	$1,356,751	162.56%
Total Portfolio Investments						$1,342,007	$1,356,751	162.56%

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

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Alera Group Holdings, Inc.	2023 Delayed Draw Term Loan	10/02/2028	$18,194	$364
Antylia Scientific	Revolver	10/30/2026	244	(7)
Associations, Inc.	2021 Revolver	07/02/2027	184	—
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/07/2030	843	(11)
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	1,075	—
Beacon Pointe Advisors, LLC	Delayed Draw Term Loan	12/29/2028	568	—
Bottomline Technologies Inc.	Revolver	05/15/2028	972	(19)
Bradyifs Holdings, LLC	2023 Delayed Draw Term Loan	10/31/2029	2,430	—
Bradyifs Holdings, LLC	2023 Revolver	10/31/2029	2,476	—
Broadcast Music, Inc.	Revolver	01/02/2030	1,892	(19)
Chase Intermediate, LLC	2023 Delayed Draw Term Loan	10/30/2028	17,809	(178)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	890	(9)
Circana Group, L.P.	Revolver	12/01/2027	663	—
CNSI Holdings, LLC	2024 Delayed Draw Term Loan	12/17/2029	26,444	(198)
CNSI Holdings, LLC	Revolver	12/17/2029	2,419	(18)
Community Brands Parentco, LLC	Revolver	02/24/2028	63	(1)
CPI Holdco, LLC	2021 Revolver	10/30/2026	5,108	(140)
CSAT Solutions Holding LLC	Revolver	06/30/2028	1,159	—
D&D Buyer LLC	Delayed Draw Term Loan	10/04/2028	4,605	(23)
D&D Buyer LLC	Revolver	10/04/2028	1,974	(10)
Denali Midco 2 LLC	2023 Incremental Delayed Draw Term Loan 5	12/22/2027	9,867	(99)
Diligent Corporation	2016 Revolver	08/04/2025	636	—
Drake Software, LLC	Revolver	03/16/2026	1,788	—
Eagan Sub, Inc.	2023 Revolver	06/01/2029	2,267	—
Evergreen IX Borrower 2023 LLC	Revolver	10/01/2029	876	—
FR Vision Holdings, Inc.	Delayed Draw Term Loan	01/20/2031	4,230	(42)
FR Vision Holdings, Inc.	Revolver	01/21/2030	1,431	(14)
Galway Borrower, LLC	2024 3rd Amendment Delayed Draw Term Loan	09/29/2028	11,545	(115)
Galway Borrower, LLC	Revolver	09/29/2028	2,821	(28)
Gateway US Holdings, Inc.	Revolver	09/22/2026	325	(2)
GC Waves Holdings, Inc.	2023 Delayed Draw Term Loan	08/10/2029	1,271	—
GC Waves Holdings, Inc.	Revolver	08/13/2026	676	—
GI Apple Midco LLC	Delayed Draw Term Loan	04/19/2030	1,681	17
GI Apple Midco LLC	Revolver	04/19/2029	1,322	—
Global Music Rights	Revolver	08/27/2029	669	(7)
Granicus, Inc.	2024 Delayed Draw Term Loan	01/17/2031	740	(4)
Granicus, Inc.	2024 Revolver	01/17/2031	702	(4)
GS AcquisitionCo, Inc.	Revolver	05/25/2028	315	(2)
Iconic Purchaser Corporation	Revolver	11/15/2027	352	(23)
IG Investment Holdings, LLC	2021 Revolver	09/22/2027	3,113	—
Integrity Marketing Acquisition, LLC	2023 Amendment No.14 Delayed Draw Term Loan	08/27/2026	229	(2)
Integrity Marketing Acquisition, LLC	2023 Amendment No.14 Revolver	08/27/2026	20	—
Kaseya, Inc.	2022 Delayed Draw Term Loan	06/25/2029	1,804	—
Kaseya, Inc.	2022 Revolver	06/25/2029	1,441	—
Kleinfelder Group, Inc.(The)	2023 Delayed Draw Term Loan	09/01/2030	2,907	—
Kleinfelder Group, Inc.(The)	Revolver	08/04/2028	1,938	—
Mammoth Holdings, LLC	2023 Delayed Draw Term Loan	11/15/2030	7,273	—
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	1,818	—
Mantech International CP	Delayed Draw Term Loan	09/14/2029	4,137	—

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Mantech International CP	Revolver A	09/14/2028	3,238	—
Meridian Adhesives Group, Inc.	2022 1st Lien Delayed Draw Term Loan	09/03/2029	763	8
Ministry Brands Purchaser, LLC	Revolver	12/30/2027	81	(2)
MRI Software LLC	2023 Delayed Draw Term Loan 5	02/10/2027	18,636	(93)
MRI Software LLC	2023 Incremental Revolver	02/10/2027	1,864	(23)
New Look Vision Group, Inc.	CAD Revolver	05/26/2026	754	(156)
Next Holdco, LLC	Delayed Draw Term Loan	11/12/2030	3,071	—
Next Holdco, LLC	Revolver	11/09/2029	1,153	—
Nuevoco2, LLC	Delayed Draw Term Loan	06/01/2029	—	—
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	1,628	—
Ohio Transmission Corporation	2023 Revolver	12/19/2028	1,194	—
PDI TA Holdings, Inc.	2024 Delayed Draw Term Loan	02/03/2031	1,073	(5)
PDI TA Holdings, Inc.	2024 Revolver	02/03/2031	317	(2)
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/01/2027	532	(3)
PetVet Care Centers, LLC	2023 Delayed Draw Term Loan	11/15/2030	3,258	(16)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	3,258	(16)
Poly-Wood, LLC	Delayed Draw Term Loan	03/20/2030	2,454	(28)
Poly-Wood, LLC	Revolver	03/20/2030	2,454	(28)
PPV Intermediate Holdings LLC	2023 Delayed Draw Term Loan	08/31/2029	3,229	—
PPV Intermediate Holdings LLC	Revolver	08/31/2029	2,732	(14)
PT Intermediate Holdings III, LLC	2023 Incremental Delayed Draw Term Loan	11/01/2028	297	—
Recorded Books Inc.	2023 Revolver	08/31/2028	612	—
Revalize, Inc.	Revolver	04/15/2027	197	(7)
RSC Acquisition, Inc.	2023 Delayed Draw Term Loan	11/01/2029	3,351	—
Spectrum Automotive Holdings, Corp.	2021 Delayed Draw Term Loan 1A	06/29/2028	1,929	(10)
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	1,564	(8)
STV Group, Inc.	2024 Delayed Draw Term Loan	03/20/2031	2,750	(28)
STV Group, Inc.	2024 Revolver	03/20/2030	1,925	(19)
TC Signature Holdings LLC	Delayed Draw Term Loan	03/31/2025	1,552	(31)
TC Signature Holdings, LLC	2024 Term Loan A	05/04/2028	776	(23)
Truck-Lite Co., LLC	2024 Delayed Draw Term Loan	02/13/2031	4,187	(42)
Truck-Lite Co., LLC	2024 Revolver	02/13/2030	4,047	(40)
Wesco Group LLC	2022 USD Revolver	10/07/2027	712	(7)
Wesco Group LLC	CAD Incremental Revolver	10/16/2028	267	(72)
Total			$234,061	$(1,259)
(7)Assets or a portion thereof are pledged as collateral for the TRP OHA SPV Funding I, LLC. See Note 6 “Debt”.
(8)Position or portion thereof unsettled as of March 31, 2024.
(9)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, non-qualifying assets totaled 0.9% of the Company’s total assets.
(10) As of March 31, 2024, the estimated net unrealized gain for federal tax purposes was $7.9 million based on an estimated tax basis of $1,348.7 million. As of March 31, 2024, the estimated aggregate gross unrealized loss for federal income tax purposes was $9.5 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $17.4 million.

ADDITIONAL INFORMATION

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 32,966	Canadian Dollar 44,800	6/20/2024	$(177)
State Street Bank & Trust Company	U.S. Dollar 6,535	Euro 6,000	6/20/2024	34
				$(143)

T. Rowe Price OHA Select Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments-non-controlled/ non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets

Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC (4) (5)	S +	6.00%		11.35%	9/30/2030		7,943	$7,827	$7,943	1.13%
Evergreen IX Borrower 2023 LLC (4) (5) (6)	S +	6.00%		11.35%	10/1/2029		877	(13)	—	—
Mantech International CP (4) (5) (7)	S +	5.00%		11.13%	9/14/2029		19,375	18,888	19,375	2.75
Mantech International CP (4) (5) (6)	S +	5.00%		11.16%	9/14/2029		4,776	1,577	1,695	0.24
Mantech International CP (4) (5) (6)	S +	5.00%		11.13%	9/14/2028		2,411	(58)	—	—
Sequa Corporation (4) (5) (6)	S +	7.00%		12.36%	11/23/2027		2,558	(30)	—	—
Sequa Corporation (4) (5) (7)	S +	7.00%		12.37%	11/23/2028		25,155	24,831	25,407	3.60
								53,022	54,420	7.72
Automobile
Mammoth Holdings, LLC (4) (5) (6)	S +	5.00%		11.10%	11/15/2029		3,636	(36)	—	—
Mammoth Holdings, LLC (4) (5)	S +	5.00%		11.10%	11/15/2030		29,091	28,804	29,091	4.13
Mammoth Holdings, LLC (4) (5) (6)	S +	5.00%		11.10%	11/15/2030		7,273	—	—	—
NCWS Intermediate, Inc. (4) (5)	S +	6.00%		12.03%	12/29/2026		2,406	2,388	2,406	0.34
NCWS Intermediate, Inc. (4) (5) (7)	S +	6.00%		12.03%	12/29/2026		1,100	1,070	1,100	0.16
NCWS Intermediate, Inc. (4) (5) (7)	S +	6.00%		11.53%	12/29/2026		12,398	12,071	12,274	1.74
NCWS Intermediate, Inc. (4) (5) (7)	S +	6.00%		11.53%	12/29/2026		3,724	3,626	3,687	0.52
NCWS Intermediate, Inc. (4) (5)	S +	6.00%		11.53%	12/29/2026		344	341	340	0.05
Wesco Group LLC (4) (5)	C +	4.00%		11.28%	10/6/2028	CAD	33,399	24,062	24,823	3.52
Wesco Group LLC (4) (5)	S +	5.00%		11.23%	10/6/2028		798	782	782	0.11
Wesco Group LLC (4) (5) (6)	S +	5.00%		11.23%	10/7/2027		1,069	(11)	(11)	—
Wesco Group LLC (4) (5)	S +	5.00%		11.23%	10/16/2030		13,775	13,638	13,648	1.94
Wesco Group LLC (4) (5) (6)	S +	5.00%		11.23%	10/16/2028	CAD	356	(12)	—	—
								86,723	88,140	12.51
Broadcasting and Entertainment
Global Music Rights (4) (5) (6)	S +	5.00%		11.20%	8/27/2027		669	—	—	—
Global Music Rights (4) (5) (7)	S +	5.00%		10.95%	8/28/2028		7,378	7,378	7,378	1.05
								7,378	7,378	1.05
Buildings and Real Estate
Associations, Inc. (4) (5) (6)	S +	6.50%		12.14%	7/2/2027		378	130	134	0.02
Associations, Inc. (4) (5) (7)	S +	6.50%	(2.50% PIK)	12.13%	7/2/2027		582	577	582	0.08
Associations, Inc. (4) (5) (7)	S +	6.50%	(2.50% PIK)	12.12%	7/2/2027		964	956	964	0.14
Associations, Inc. (4) (5) (7)	S +	6.50%	(2.50% PIK)	12.15%	7/2/2027		964	958	964	0.14
Associations, Inc. (4) (5) (7)	S +	6.50%	(2.50% PIK)	12.08%	7/2/2027		463	461	463	0.06
Associations, Inc. (4) (5) (7)	S +	6.50%	(2.50% PIK)	12.11%	7/2/2027		3,388	3,376	3,388	0.48
Associations, Inc. (4) (5)	S +	6.50%	(2.50% PIK)	12.16%	7/2/2027		20,988	20,979	20,988	2.98
								27,437	27,483	3.90
Capital Equipment
Helix Acquisition Holdings, Inc. (4) (5) (7)	S +	7.00%		12.45%	3/31/2030		12,391	12,157	12,639	1.79
Ohio Transmission Corporation (4) (5) (6)	S +	5.00%		10.86%	12/19/2028		1,356	(14)	(14)	—
Ohio Transmission Corporation (4) (5) (6)	S +	5.00%		10.86%	12/19/2030		2,035	(20)	(20)	—
Ohio Transmission Corporation (4) (5)	S +	5.00%		10.86%	12/19/2030		10,309	10,206	10,206	1.45
Texas Hydraulics Holdings, Inc. (4) (5)	S +	6.00%		11.96%	12/22/2026		4,935	4,935	4,935	0.70

Investments-non-controlled/ non-affiliated (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
						27,264	27,746	3.94
Cargo Transport
LaserShip, Inc. (4) (5)	S +	7.00%	12.47%	9/29/2027	26,700	25,928	26,433	3.75
						25,928	26,433	3.75
Chemicals, Plastics and Rubber
BCPE HIPH Parent, Inc. (4) (5) (6)	S +	5.00%	11.11%	10/7/2030	2,143	1,451	1,490	0.21
BCPE HIPH Parent, Inc. (4) (5)	S +	5.00%	11.11%	10/7/2030	6,287	6,195	6,256	0.89
Meridian Adhesives Group, Inc. (4) (5) (7)	S +	7.00%	12.36%	9/3/2029	15,674	15,192	15,830	2.25
Meridian Adhesives Group, Inc. (4) (5) (6)	S +	7.00%	12.36%	9/3/2029	2,145	1,317	1,404	0.20
Peaches Acquisition Corporation (4) (5)	S +	7.00%	12.61%	8/1/2028	9,935	9,839	9,835	1.39
						33,994	34,815	4.94
Construction & Building
Groundworks, LLC (4) (5) (7)	S +	6.00%	11.90%	3/14/2030	5,751	5,633	5,751	0.82
Groundworks, LLC (4) (5) (6)	S +	6.00%	11.86%	3/14/2030	408	131	139	0.02
Groundworks, LLC (4) (5) (6)	S +	6.00%	11.90%	3/14/2029	306	(6)	—	—
						5,758	5,890	0.84
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc. (4) (5) (7)	S +	6.00%	11.75%	6/23/2028	16,547	16,191	16,382	2.33
Marcone Yellowstone Buyer, Inc. (4) (5) (7)	S +	6.00%	11.75%	6/23/2028	5,498	5,380	5,443	0.77
Marcone Yellowstone Buyer, Inc. (4) (5)	S +	6.00%	11.75%	6/23/2028	4,312	4,244	4,269	0.61
Marcone Yellowstone Buyer, Inc. (4) (5)	S +	6.00%	11.75%	6/23/2028	7,649	7,568	7,573	1.07
						33,383	33,667	4.78
Containers, Packaging and Glass
PPC Flexible Packaging (4) (5) (7)	S +	6.00%	12.25%	9/30/2028	4,059	3,984	4,039	0.57
						3,984	4,039	0.57
Finance
Beacon Pointe Advisors, LLC (4) (5) (7)	S +	5.00%	10.86%	12/29/2028	10,211	9,993	10,211	1.45
Beacon Pointe Advisors, LLC (4) (5)	S +	5.00%	10.86%	12/29/2028	4,004	3,919	4,004	0.57
Beacon Pointe Advisors, LLC (4) (5) (6)	S +	5.00%	10.86%	12/29/2027	1,075	(22)	—	—
Beacon Pointe Advisors, LLC (4) (5) (6)	S +	5.00%	10.86%	12/29/2028	1,322	316	324	0.04
Spectrum Automotive Holdings, Corp. (4) (5) (7)	S +	5.00%	11.22%	6/29/2028	19,318	18,790	19,076	2.71
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S +	5.00%	11.22%	6/29/2028	5,320	4,282	4,361	0.62
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S +	5.00%	11.22%	6/29/2027	727	(19)	(9)	—
						37,259	37,967	5.39
Healthcare, Education and Childcare
Antylia Scientific (4) (5) (7)	L +	5.00%	11.15%	11/1/2028	2,267	2,228	2,205	0.31
Antylia Scientific (4) (5)	S +	5.00%	11.15%	11/1/2028	217	213	211	0.03
Antylia Scientific (4) (5) (6)	S +	5.00%	11.15%	10/30/2026	244	(4)	(7)	—
CNSI Holdings, LLC (4) (5) (7)	S +	6.00%	11.71%	12/15/2028	12,320	12,090	12,320	1.75
CNSI Holdings, LLC (4) (5) (7)	S +	6.00%	11.85%	12/15/2028	13,051	12,863	13,051	1.85
CNSI Holdings, LLC (4) (5) (6)	S +	6.00%	11.85%	12/17/2027	2,999	1,054	1,099	0.16
Color Intermediate, LLC (4) (5) (7)	S +	5.00%	10.95%	10/4/2029	5,731	5,542	5,674	0.80
CPI Holdco, LLC (4) (5) (7)	S +	5.00%	11.15%	11/1/2028	19,536	18,765	18,998	2.70
CPI Holdco, LLC (4) (5)	S +	5.00%	11.15%	11/1/2028	1,962	1,885	1,908	0.27
CPI Holdco, LLC (4) (5) (6)	S +	5.00%	11.15%	10/30/2026	2,104	(76)	(58)	(0.01)
Next Holdco, LLC (4) (5)	S +	6.00%	11.37%	11/12/2030	11,977	11,858	11,977	1.70
Next Holdco, LLC (4) (5) (6)	S +	6.00%	11.37%	11/12/2030	3,071	(45)	—	—
Next Holdco, LLC (4) (5) (6)	S +	6.00%	11.37%	11/9/2029	1,153	(17)	—	—
PetVet Care Centers, LLC (4) (5)	S +	6.00%	11.36%	11/15/2030	24,977	24,731	24,852	3.53

Investments-non-controlled/ non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
PetVet Care Centers, LLC (4) (5) (6)	S +	6.00%		11.36%	11/15/2030	3,258	—	(16)	—
PetVet Care Centers, LLC (4) (5) (6)	S +	6.00%		11.36%	11/15/2029	3,258	(32)	(16)	—
PPV Intermediate Holdings LLC (4) (5) (6)	S +	6.00%		11.14%	8/31/2029	3,229	(2)	—	—
PPV Intermediate Holdings LLC (4) (5) (7)	S +	5.00%		11.14%	8/31/2029	31,659	31,115	31,501	4.47
PPV Intermediate Holdings LLC (4) (5) (6)	S +	5.00%		11.14%	8/31/2029	2,124	(35)	(11)	—
TecoStar Holdings, Inc. (4) (5)	S +	8.50%	(4.50% PIK)	13.91%	7/6/2029	15,988	15,632	15,988	2.27
Touchstone Acquisition, Inc. (4) (5) (7)	S +	6.00%		11.48%	12/29/2028	7,457	7,289	7,308	1.04
							145,054	146,984	20.87
High Tech
Bottomline Technologies Inc. (4) (5)	S +	5.00%		11.11%	5/14/2029	1,094	1,073	1,094	0.16
Bottomline Technologies Inc. (4) (5) (7)	S +	5.00%		10.61%	5/14/2029	5,964	5,752	5,844	0.83
Bottomline Technologies Inc. (4) (5) (6)	S +	5.00%		10.61%	5/15/2028	503	(17)	(10)	—
Community Brands Parentco, LLC (4) (5)	S +	5.00%		10.96%	2/24/2028	1,045	1,019	1,027	0.15
Community Brands Parentco, LLC (4) (5) (6)	S +	5.00%		10.96%	2/24/2028	125	(3)	(2)	—
Community Brands Parentco, LLC (4) (5) (6)	S +	5.00%		10.96%	2/24/2028	63	(1)	(1)	—
CSAT Solutions Holding LLC (4) (5)	S +	7.00%		13.11%	6/30/2028	8,775	8,691	8,687	1.23
CSAT Solutions Holding LLC (4) (5) (6)	S +	7.00%		13.11%	6/30/2028	1,159	(11)	(12)	—
Diligent Corporation (4) (5) (7)	S +	5.00%		11.13%	8/4/2025	233	227	232	0.03
Diligent Corporation (4) (5) (7)	L +	5.00%		11.28%	8/4/2025	369	360	368	0.05
Diligent Corporation (4) (5) (7)	S +	6.00%		11.78%	8/4/2025	15,234	15,164	15,234	2.16
Diligent Corporation (4) (5) (6)	S +	6.00%		11.78%	8/4/2025	1,137	588	614	0.09
Diligent Corporation (4) (5) (7)	S +	5.00%		11.28%	8/4/2025	11,274	11,006	11,245	1.60
Diligent Corporation (4) (5) (7)	S +	5.00%		11.28%	8/4/2025	5,368	5,243	5,355	0.76
Drake Software, LLC (4) (5) (6)	S +	6.00%		11.85%	3/16/2026	1,788	358	358	0.05
Drake Software, LLC (4) (5) (7)	S +	6.00%		11.85%	3/16/2028	16,391	16,391	16,391	2.33
Eagan Sub, Inc. (4) (5) (6)	S +	7.00%		12.35%	6/1/2029	2,267	(31)	—	—
Eagan Sub, Inc. (4) (5) (7)	S +	7.00%		12.35%	6/3/2030	11,305	11,144	11,305	1.60
Greenway Health, LLC (4) (5)	S +	6.00%		11.93%	4/2/2029	12,240	11,996	11,995	1.70
GS AcquisitionCo, Inc. (4) (5) (7)	S +	5.00%		11.00%	5/22/2026	16,992	16,632	16,907	2.40
GS AcquisitionCo, Inc. (4) (5) (6)	S +	5.00%		11.00%	5/22/2026	315	(7)	(2)	—
Kaseya, Inc. (4) (5) (7)	S +	6.00%	(2.50% PIK)	11.33%	6/25/2029	31,920	31,200	31,920	4.53
Kaseya, Inc. (4) (5) (6)	S +	6.00%	(2.50% PIK)	11.33%	6/25/2029	1,922	75	118	0.02
Kaseya, Inc. (4) (5) (6)	S +	5.50%	(2.50% PIK)	10.84%	6/25/2029	1,926	442	485	0.07
Ministry Brands Purchaser, LLC (4) (5)	S +	5.00%		10.96%	12/29/2028	919	895	891	0.13
Ministry Brands Purchaser, LLC (4) (5)	S +	5.00%		10.96%	12/29/2028	93	90	90	0.01
Ministry Brands Purchaser, LLC (4) (5) (6)	S +	5.00%		10.96%	12/30/2027	90	38	38	0.01
MRI Software LLC (4) (5) (7)	S +	5.00%		10.95%	2/10/2026	10,767	10,566	10,579	1.50
MRI Software LLC (4) (5) (7)	S +	5.00%		10.95%	2/10/2027	14,923	14,762	14,661	2.08
MRI Software LLC (4) (5) (6)	S +	5.00%		10.95%	2/10/2027	1,864	(18)	(33)	—
MRI Software LLC (4) (5) (6)	S +	5.00%		10.95%	2/10/2027	18,636	(92)	(186)	(0.03)
Revalize, Inc. (4) (5) (7)	S +	5.00%		11.25%	4/15/2027	394	381	383	0.05
Revalize, Inc. (4) (5) (6)	S +	5.00%		11.20%	4/15/2027	262	59	58	0.01
Revalize, Inc. (4) (5) (7)	S +	5.00%		11.21%	4/15/2027	1,758	1,714	1,710	0.24
							165,686	167,343	23.76
Insurance
Alera Group Holdings, Inc. (4) (5) (7)	S +	6.00%		11.46%	10/2/2028	5,831	5,726	5,831	0.83
Alera Group Holdings, Inc. (4) (5) (7)	S +	6.00%		11.46%	10/2/2028	22,840	22,447	22,840	3.24
Alera Group Holdings, Inc. (4) (5) (7)	S +	6.00%		11.46%	10/2/2028	1,282	1,240	1,282	0.18

Investments-non-controlled/ non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Alera Group Holdings, Inc. (4) (5) (6)	S +	6.00%		11.46%	10/2/2028		19,152	(90)	(96)	(0.01)
Galway Borrower, LLC (4) (5) (6) (7)	S +	5.00%		5.25%	9/30/2027		1,910	(32)	(10)	—
Galway Borrower, LLC (4) (5) (7) (8)	S +	5.00%		10.70%	9/29/2028		26,603	26,130	26,470	3.76
Higginbotham Insurance Agency, Inc. (4) (5) (7)	S +	5.00%		10.96%	11/24/2028		7,273	7,083	7,255	1.03
Higginbotham Insurance Agency, Inc. (4) (5) (6)	S +	5.00%		10.96%	11/24/2028		16,373	10,818	10,854	1.54
Integrity Marketing Acquisition, LLC (4) (5) (6)	S +	6.00%		11.51%	8/27/2026		20	—	—	—
Integrity Marketing Acquisition, LLC (4) (5) (6)	S +	6.00%		11.39%	8/27/2026		246	15	15	—
Integrity Marketing Acquisition, LLC (4) (5)	S +	6.00%		11.51%	8/27/2026		4,722	4,676	4,675	0.66
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (7)	S +	6.00%		11.47%	11/1/2028		1,266	1,243	1,254	0.18
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (7)	S +	6.00%		11.47%	11/1/2028		3,169	3,110	3,137	0.44
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (7)	S +	6.00%		11.47%	11/1/2028		11,267	11,061	11,154	1.58
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (7)	S +	6.00%		11.47%	11/1/2028		3,147	3,089	3,115	0.44
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (6)	S +	6.00%		11.47%	11/1/2027		532	(9)	(5)	—
RSC Acquisition, Inc. (4) (5) (6)	S +	6.00%		11.35%	11/1/2029		5,250	265	334	0.05
RSC Acquisition, Inc. (4) (5)	S +	6.00%		11.39%	11/1/2029		750	740	750	0.11
								97,512	98,855	14.03

Media: Diversified & Production
Circana Group, L.P. (4) (5)	S +	9.00%	(2.75% PIK)	11.61%	12/1/2028		9,474	9,314	9,474	1.35
Circana Group, L.P. (4) (5) (7)	S +	5.00%		11.21%	12/1/2028		13,837	13,506	13,699	1.94
Circana Group, L.P. (4) (5) (6)	S +	5.00%		11.11%	12/1/2027		1,507	244	256	0.04
Iconic Purchaser Corporation (4) (5) (7) (8)	S +	6.00%		11.46%	11/15/2028		10,376	9,896	9,754	1.38
Iconic Purchaser Corporation (4) (5) (6)	S +	5.00%		10.96%	11/15/2027		877	311	297	0.04
								33,271	33,480	4.75
Printing and Publishing
Recorded Books Inc. (4) (5) (6)	S +	6.00%		11.64%	8/31/2028		1,340	(22)	(7)	—
Recorded Books Inc. (4) (5)	S +	6.00%		11.64%	9/3/2030		16,560	16,279	16,477	2.34
								16,257	16,470	2.34

Retail Stores
D&D Buyer LLC (4) (5)	S +	7.00%		12.45%	10/4/2028		18,421	18,155	18,145	2.57
D&D Buyer LLC (4) (5) (6)	S +	7.00%		12.45%	10/4/2028		4,605	(55)	(69)	(0.01)
D&D Buyer LLC (4) (5) (6)	S +	7.00%		12.45%	10/4/2028		1,974	630	628	0.09
Follett Corporation (4) (5)	S +	7.00%		13.21%	2/1/2027		9,950	9,904	9,900	1.40
New Look Vision Group, Inc. (4) (5) (9)	S +	6.00%	(2.00% PIK)	11.94%	5/26/2028		39	37	38	0.01
New Look Vision Group, Inc. (4) (5) (7) (9)	S +	5.50%		11.00%	5/26/2028		355	334	337	0.05
New Look Vision Group, Inc. (4) (5) (7) (9)	C +	5.50%		10.93%	5/26/2028	CAD	1,065	759	768	0.11
New Look Vision Group, Inc. (4) (5) (7) (8) (9)	C +	4.00%	(2.00% PIK)	9.43%	5/26/2028	CAD	8,122	5,786	5,959	0.85
New Look Vision Group, Inc. (4) (5) (6) (9)	C +	5.50%		10.43%	5/26/2026	CAD	1,125	(14)	(40)	(0.01)
New Look Vision Group, Inc. (4) (5) (9)	C +	5.50%		10.93%	5/26/2028	CAD	555	395	400	0.06
TC Signature Holdings LLC (4) (5)	S +	8.00%	(1.00% PIK)	12.89%	5/4/2028		13,437	13,309	13,303	1.89
TC Signature Holdings LLC (4) (5) (6)	S +	8.00%	(1.00% PIK)	12.89%	3/31/2025		1,552	(13)	(16)	—

Investments-non-controlled/ non-affiliated (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
							49,227	49,353	7.01
Services: Business
GC Waves Holdings, Inc. (4) (5) (7)	S +	6.00%	11.46%	8/11/2028		8,136	7,909	8,095	1.15
GC Waves Holdings, Inc. (4) (5) (6)	S +	6.00%	11.46%	8/11/2028		1,500	109	129	0.02
GC Waves Holdings, Inc. (4) (5)	S +	6.00%	11.46%	8/11/2028		75	74	75	0.01
GI Apple Midco LLC (4) (5) (6)	S +	6.00%	12.11%	4/19/2029		1,322	712	737	0.10
GI Apple Midco LLC (4) (5) (7)	S +	6.00%	12.11%	4/19/2030		8,645	8,482	8,645	1.23
GI Apple Midco LLC (4) (5) (6)	S +	6.00%	12.11%	4/19/2030		1,889	175	208	0.03
IG Investment Holdings, LLC (4) (5) (6)	S +	6.00%	11.48%	9/22/2027		3,113	(41)	(8)	—
IG Investment Holdings, LLC (4) (5) (7)	S +	6.00%	11.48%	9/22/2028		31,149	30,690	31,071	4.41
PT Intermediate Holdings III, LLC (4) (5) (7)	S +	5.00%	11.47%	11/1/2028		8,476	8,239	8,433	1.20
PT Intermediate Holdings III, LLC (4) (5) (6)	S +	6.00%	11.85%	11/1/2028		345	(5)	—	—
PT Intermediate Holdings III, LLC (4) (5) (7)	S +	6.00%	11.85%	11/1/2028		839	827	839	0.12
PT Intermediate Holdings III, LLC (4) (5) (7)	S +	5.00%	11.47%	11/1/2028		2,577	2,505	2,564	0.36
Speed Midco 3 S.a r.l. (4) (5) (7) (9)	E +	6.00%	10.33%	5/16/2029	EUR	5,500	5,972	6,197	0.88
Transaction Services Group Ltd (4) (5) (7)	S +	5.00%	10.90%	10/14/2026		8,300	8,156	8,217	1.17
							73,804	75,202	10.68
Services: Consumer
Bradyifs Holdings, LLC (4) (5) (6)	S +	6.00%	11.37%	10/31/2029		3,219	789	789	0.11
Bradyifs Holdings, LLC (4) (5)	S +	6.00%	11.38%	10/31/2029		29,230	28,941	29,230	4.15
Bradyifs Holdings, LLC (4) (5) (6)	S +	6.00%	11.38%	10/31/2029		2,476	(24)	—	—
Crash Champions, LLC (4) (5) (7)	S +	7.00%	12.36%	8/1/2029		298	293	301	0.04
Crash Champions, LLC (4) (5) (7)	S +	7.00%	12.36%	8/1/2029		7,816	7,672	7,894	1.12
Crash Champions, LLC (4) (5) (6)	P +	5.00%	13.75%	8/1/2028		2,707	1,076	1,173	0.17
Crash Champions, LLC (4) (5) (7)	S +	7.00%	12.36%	8/1/2029		18,313	17,971	18,496	2.63
Denali Midco 2 LLC (4) (5)	S +	6.00%	11.96%	12/22/2027		495	491	499	0.07
Denali Midco 2 LLC (4) (5)	S +	6.00%	11.96%	12/22/2027		1,687	1,675	1,700	0.24
Denali Midco 2 LLC (4) (5)	S +	6.00%	11.96%	12/22/2027		1,995	1,981	2,010	0.29
Denali Midco 2 LLC (4) (5)	S +	6.00%	11.96%	12/22/2027		7,406	7,353	7,462	1.06
Denali Midco 2 LLC (4) (5) (6)	S +	6.00%	11.96%	12/22/2027		2,300	(16)	17	—
Denali Midco 2 LLC (4) (5) (6)	S +	5.00%	11.21%	12/22/2027		10,000	34	(67)	(0.01)
Denali Midco 2 LLC (4) (5)	S +	6.00%	11.96%	12/22/2027		990	983	997	0.14
Kleinfelder Group, Inc.(The) (4) (5) (7)	S +	6.00%	11.63%	11/28/2025		14,819	14,688	14,819	2.10
Kleinfelder Group, Inc.(The) (4) (5) (6)	S +	6.00%	11.63%	8/4/2028		1,938	(18)	—	—
Kleinfelder Group, Inc.(The) (4) (5) (6)	S +	6.00%	11.63%	9/1/2030		2,907	—	—	—
Nuevoco2, LLC (4) (5) (7)	S +	5.00%	11.21%	6/1/2029		14,979	14,826	14,979	2.13
Nuevoco2, LLC (4) (5) (6)	S +	5.00%	11.21%	6/1/2029		7,527	7,451	7,527	1.07
							106,166	107,826	15.31
Printing and Publishing
Recorded Books Inc. (4) (5) (6)	S +	6.00%	11.64%	8/31/2028		1,340	(22)	(7)	—
Recorded Books Inc. (4) (5)	S +	6.00%	11.64%	9/3/2030		16,560	16,279	16,477	2.34
							16,257	16,470	2.34
Technology & Electronics
Chase Intermediate, LLC (4) (5) (6)	S +	5.00%	11.00%	10/30/2028		17,810	—	(178)	(0.03)
Chase Intermediate, LLC (4) (5) (6)	S +	5.00%	11.00%	10/30/2028		890	(8)	(9)	—
							(8)	(187)	(0.03)

Total First Lien Debt							$1,029,099	$1,043,304	148.11%

Investments-non-controlled/ non-affiliated (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Aerospace and Defense
Peraton Corp. (4) (5) (7)	S +	8.00%	13.47%	2/1/2029	2,300	2,257	2,282	0.32
Peraton Corp. (4) (7)	S +	7.00%	13.22%	2/1/2029	13,807	13,569	13,771	1.96
						15,826	16,053	2.28
Automobile
Fastlane Parent Company, Inc. (4) (7)	S +	8.00%	14.22%	12/21/2026	550	533	547	0.08
Wand NewCo 3, Inc. (4) (7)	S +	7.00%	12.71%	2/5/2027	1,625	1,605	1,628	0.23
						2,138	2,175	0.31
Banking
Orion Advisor Solutions, Inc. (4) (5) (7)	S +	8.00%	13.98%	9/24/2028	2,661	2,488	2,582	0.37
						2,488	2,582	0.37
Capital Equipment
Infinite Bidco LLC (4) (7)	S +	7.00%	12.64%	3/2/2029	820	707	701	0.10
						707	701	0.10
Containers, Packaging and Glass
Technimark Holdings LLC (4) (5) (7)	S +	6.00%	12.11%	7/9/2029	1,360	1,296	1,333	0.19
Technimark Holdings LLC (4) (5) (7)	S +	6.00%	12.22%	7/9/2029	240	229	235	0.03
						1,525	1,568	0.22
Healthcare, Education and Childcare
Bella Holding Company, LLC (4) (5) (7)	S +	7.00%	12.46%	5/10/2029	3,480	3,245	3,410	0.48
Electron BidCo Inc. (4) (5) (7)	S +	6.00%	12.22%	11/1/2029	5,062	4,942	4,986	0.71
Phoenix Guarantor Inc. (4) (5) (7)	S +	8.00%	13.97%	3/5/2027	2,080	1,976	2,080	0.30
Resonetics, LLC (4) (5) (7)	S +	7.00%	12.62%	4/28/2029	60	57	59	0.01
Resonetics, LLC (4) (5) (7)	S +	7.00%	12.62%	4/28/2029	220	211	218	0.03
Resonetics, LLC (4) (5) (7)	S +	7.00%	12.62%	4/28/2029	600	574	594	0.08
Southern Veterinary Partners, LLC (4)	S +	7.00%	13.21%	10/5/2028	6,700	6,474	6,699	0.95
						17,479	18,046	2.56
High Tech
Aptean, Inc. (4) (5) (7)	S +	7.00%	12.46%	4/23/2027	4,053	3,836	4,053	0.58
Escape Velocity Holdings, Inc. (4) (5) (7) (9)	S +	7.00%	13.09%	10/8/2029	1,300	1,232	1,271	0.18
Flexera Software LLC (4) (5) (7)	S +	7.00%	12.47%	3/3/2029	860	840	851	0.12
Gainwell Acquisition Corp. (4) (5) (7) (9)	S +	8.00%	13.43%	10/2/2028	1,260	1,225	1,222	0.17
Imprivata, Inc. (4) (5)	S +	6.00%	11.60%	12/1/2028	1,366	1,307	1,359	0.19
Maverick Bidco Inc. (4) (5) (7)	S +	6.00%	12.28%	5/18/2029	460	436	445	0.06
OceanKey (U.S.) II Corp. (4) (5) (7)	S +	6.00%	12.21%	12/17/2029	2,240	2,091	2,162	0.31
Polaris Newco LLC (4) (5) (7)	S +	9.00%	14.49%	6/4/2029	23,935	22,903	23,576	3.35
						33,870	34,939	4.96
Mining, Steel, Iron and Non-Precious Metals
Grinding Media Inc. (4) (5) (7)	L +	7.00%	13.18%	10/12/2029	2,420	2,237	2,323	0.33
						2,237	2,323	0.33
Services: Business
Transact Holdings, Inc. (4) (5) (7)	S +	8.00%	13.97%	4/30/2027	2,294	2,284	2,294	0.32
Vision Solutions, Inc. (4)	S +	7.00%	12.89%	4/23/2029	10,000	9,089	9,211	1.31
						11,373	11,505	1.63
Services: Consumer
All My Sons Moving and Storage of Kansas LLC (4) (5) (7)	S +	7.00%	13.36%	10/25/2029	1,740	1,683	1,701	0.24
ASP Dream Acquisition Co LLC (4) (5) (7)	S +	7.00%	13.21%	12/14/2029	13,549	13,301	13,515	1.92
						14,984	15,216	2.16

Investments-non-controlled/ non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets

Total Second Lien Debt					$102,627	$105,108	14.92%

Total Investments—non-controlled/non-affiliated					$1,131,726	$1,148,412	163.03%

Total Portfolio Investments					$1,131,726	$1,148,412	163.03%

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

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Alera Group, Inc.	2023 Delayed Draw Term Loan	10/02/2028	$19,152	$(96)
Antylia Scientific	Revolver	10/30/2026	244	(7)
Associations, Inc.	2021 Revolver	07/02/2027	244	—
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/07/2030	643	(3)
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	1,075	—
Beacon Pointe Advisors, LLC	Delayed Draw Term Loan	12/29/2028	997	—
Bottomline Technologies Inc.	Revolver	05/15/2028	503	(10)
Bradyifs Holdings, LLC	2023 Delayed Draw Term Loan	10/31/2029	2,430	—
Bradyifs Holdings, LLC	2023 Revolver	10/31/2029	2,476	—
Chase Intermediate, LLC	2023 Delayed Draw Term Loan	10/30/2028	17,809	(178)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	890	(9)
Circana Group, L.P.	Revolver	12/01/2027	1,236	(12)
CNSI Holdings, LLC	Revolver	12/17/2027	1,899	—
Community Brands Parentco, LLC	Delayed Draw Term Loan	02/24/2028	125	(2)
Community Brands Parentco, LLC	Revolver	02/24/2028	63	(1)
CPI Holdco, LLC	2021 Revolver	10/30/2026	2,104	(58)
Crash Champions, LLC	2022 Revolver	08/01/2028	1,534	—
CSAT Solutions Holding LLC	Revolver	06/30/2028	1,159	(12)
D&D Buyer LLC	Revolver	10/04/2028	1,316	(20)
D&D Buyer LLC	Delayed Draw Term Loan	10/04/2028	4,605	(69)
Denali Midco 2 LLC	2022 Incremental Delayed Draw Term Loan	12/22/2027	2,300	17
Denali Midco 2 LLC	2023 Incremental Delayed Draw Term Loan 5	12/22/2027	9,867	(197)
Diligent Corporation	2016 Revolver	08/04/2025	523	—
Drake Software, LLC	Revolver	03/16/2026	1,431	—
Eagan Sub, Inc.	2023 Revolver	06/01/2029	2,267	—
Evergreen IX Borrower 2023 LLC	Revolver	10/01/2029	876	—

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Galway Borrower, LLC	Revolver	09/30/2027	1,910	(10)
GC Waves Holdings, Inc.	2023 Delayed Draw Term Loan	08/11/2028	1,363	(7)
GI Apple Midco LLC	Revolver	04/19/2029	586	—
GI Apple Midco LLC	Delayed Draw Term Loan	04/19/2030	1,681	—
Global Music Rights	Revolver	08/27/2027	669	—
Groundworks, LLC	2023 Delayed Draw Term Loan	03/14/2030	269	—
Groundworks, LLC	2023 Revolver	03/14/2029	305	—
GS AcquisitionCo, Inc.	Revolver	05/22/2026	315	(2)
Higginbotham Insurance Agency, Inc.	2023 3rd Amendment Delayed Draw Term Loan	11/24/2028	5,478	(14)
Iconic Purchaser Corporation	Revolver	11/15/2027	527	(32)
IG Investment Holdings, LLC	2021 Revolver	09/22/2027	3,113	(8)
Integrity Marketing Acquisition, LLC	2023 Amendment No.14 Delayed Draw Term Loan	08/27/2026	229	(2)
Integrity Marketing Acquisition, LLC	2023 Amendment No.14 Revolver	08/27/2026	20	—
Kaseya, Inc.	2022 Delayed Draw Term Loan	06/25/2029	1,804	—
Kaseya, Inc.	2022 Revolver	06/25/2029	1,441	—
Kleinfelder Group, Inc.(The)	Revolver	08/04/2028	1,938	—
Kleinfelder Group, Inc.(The)	2023 Delayed Draw Term Loan	09/01/2030	2,907	—
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	3,636	—
Mammoth Holdings, LLC	2023 Delayed Draw Term Loan	11/15/2030	7,273	—
Mantech International CP	Delayed Draw Term Loan	09/14/2029	3,081	—
Mantech International CP	Revolver A	09/14/2028	2,411	—
Meridian Adhesives Group, Inc.	2022 1st Lien Delayed Draw Term Loan	09/03/2029	763	8
Ministry Brands Purchaser, LLC	Revolver	12/30/2027	49	(1)
MRI Software LLC	2023 Incremental Revolver	02/10/2027	1,864	(33)
MRI Software LLC	2023 Delayed Draw Term Loan 5	02/10/2027	18,636	(186)
New Look Vision Group, Inc.	CAD Revolver	05/26/2026	819	(229)
Next Holdco, LLC	Revolver	11/09/2029	1,153	—
Next Holdco, LLC	Delayed Draw Term Loan	11/12/2030	3,071	—
Nuevoco2, LLC	Delayed Draw Term Loan	06/01/2029	—	—
Ohio Transmission Corporation	2023 Revolver	12/19/2028	1,356	(14)
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	2,035	(20)
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/01/2027	532	(5)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	3,258	(16)
PetVet Care Centers, LLC	2023 Delayed Draw Term Loan	11/15/2030	3,258	(16)
PPV Intermediate Holdings LLC	Revolver	08/31/2029	2,124	(11)
PPV Intermediate Holdings LLC	2023 Delayed Draw Term Loan	08/31/2029	3,229	—
PT Intermediate Holdings III, LLC	2023 Incremental Delayed Draw Term Loan	11/01/2028	345	—
Recorded Books Inc.	2023 Revolver	08/31/2028	1,340	(7)
Revalize, Inc.	Revolver	04/15/2027	197	(5)
RSC Acquisition, Inc.	2023 Delayed Draw Term Loan	11/01/2029	4,916	—
Sequa Corporation	2022 Revolver	11/23/2027	2,558	—
Spectrum Automotive Holdings, Corp.	2021 Delayed Draw Term Loan 1A	06/29/2028	892	(11)
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	727	(9)
TC Signature Holdings LLC	Delayed Draw Term Loan	03/31/2025	1,552	(16)
Wesco Group LLC	2022 USD Revolver	10/07/2027	1,069	(11)
Wesco Group LLC	CAD Incremental Revolver	10/16/2028	267	(67)
Total			$174,734	$(1,381)

(7)Assets or a portion thereof are pledged as collateral for the TRP OHA SPV Funding I, LLC. See Note 6 "Debt".
(8)Position or portion thereof unsettled as of December 31, 2023.
(9)    The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets totaled 3.0% of the Company’s total asset

(10) As of December 31, 2023, the estimated net unrealized gain for federal tax purposes was $9.8 million based on a tax basis of $1,137.5 million. As of December 31, 2023, the estimated aggregate gross unrealized loss for federal income tax purposes was $7.6 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $17.5 million.

ADDITIONAL INFORMATION

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 24,356	Canadian Dollar 33,000	3/21/2024	$(662)
State Street Bank & Trust Company	U.S. Dollar 7,948	Canadian Dollar 10,800	3/21/2024	(240)
State Street Bank & Trust Company	U.S. Dollar 6,289	Euro 5,800	3/21/2024	(146)
				$(1,048)

T. Rowe Price OHA Select Private Credit Fund
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
The Company will offer on a continuous basis up to $2.5 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company will offer to sell any combination of three classes of common shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes will have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the common shares of beneficial interest was $25.00 per share. Thereafter, the purchase price per share for each class of common shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. T. Rowe Price Investment Services, Inc., the managing dealer (the “Managing Dealer”) will use its best efforts to sell shares but is not obligated to purchase or sell any specific amount of shares in the Offering. The Company may also engage in private offerings of its common shares. As of March 31, 2024 and December 31, 2023, the Company had 29,645,450 and 25,158,870, respectively, of Class I shares issued and outstanding, and received net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $805.0 million and $678.9 million, respectively, as payment for such shares. There were no Class S shares or Class D shares issued and outstanding as of such dates.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash, cash equivalents and restricted cash with high credit-quality institutions to minimize credit risk exposure. As of March 31, 2024 and December 31, 2023, the Company had $31.3 million and $4.8 million of restricted cash, respectively. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company's financing transactions. As of March 31, 2024 and December 31, 2023, approximately $1.4 million and $1.2 million of the cash, cash equivalents, and restricted cash balances were denominated in a foreign currency, respectively.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2024 and December 31, 2023, there were no loans placed on non-accrual status.
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of March 31, 2024 and December 31, 2023, the Company had $2.2 million and $9.0 million of receivables for investments sold, respectively. As of March 31, 2024 and December 31, 2023, the Company had $135.8 million and $0.2 million, respectively, of payables for investments purchased.
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
Organizational costs, primarily for legal expenses associated with the establishment of the Company, are expensed as incurred. The Company did not incur organizational costs during the three months ended March 31, 2024 and March 31, 2023.

Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and included as a deferred offering cost asset on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of March 31, 2024 and December 31, 2023, the Company had capitalized $1.2 million and $1.7 million of offering costs, respectively. For the three months ended March 31, 2024 and March 31, 2023, the Company had incurred amortization of deferred offering costs of $0.8 million and $0.0 million, respectively.
Income Taxes
The Company was a disregarded entity for U.S. federal income tax purposes until June 29, 2023, when it became a C Corporation. The Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with its fiscal year (or period) ending December 31, 2023. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company. Income or loss earned by the Company prior to the period in which it intends to elect to be treated as a RIC is not attributable to the shareholders of the RIC. As such, income or loss from this period is excluded from the RIC's taxable income calculation.
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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company did not incur excise tax for the three months ended March 31, 2024 and March 31, 2023.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense.

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
Note 3. Fees, Expenses, Agreements and Related Party Transactions
Investment Advisory Agreement
On November 10, 2022, the Company entered into an investment advisory agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Adviser manages the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.
The Advisory Agreement is effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.
The Company pays the Adviser a fee for its services under the Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders. Substantial additional fees and expenses may also be charged by OHA Private Credit Advisors LLC, in its capacity as the administrator to the Company (the “Administrator”).
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
The Adviser agreed not to charge the Company a management fee until the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. The Adviser further agreed to waive its management fee until the date immediately after the first six months following the date on which the Company’s registration statement became effective. For the three months ended March 31, 2024 and March 31, 2023, the Company incurred management fees of $2.3 million and $0.0 million respectively, all of which have been waived.
Incentive Fee
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company's income and a portion is based on a percentage of the Company's capital gains, each as described below.
Incentive Fee Based on Income
The first part of the incentive fee will be based on income, whereby the Company pays the Adviser quarterly in arrears 12.5% of its Pre-Incentive Fee Net Investment Income Returns (as defined below) for the relevant calendar quarter subject to a 1.25% per quarter (5.0% annualized) hurdle rate (the “Hurdle Rate”). “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an administration agreement with the Administrator (the “Administration Agreement”), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The Adviser agreed not to charge the Company an incentive fee until the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. The Adviser further agreed to waive its incentive fee until the date immediately after the first six months following the date on which the Company’s registration statement became effective. For the three months ended March 31, 2024 and March 31, 2023, the Company incurred income incentive fees of $3.4 million and $0.0 million, respectively, all of which have been waived. For the three months ended March 31, 2024 and March 31, 2023, the Company incurred no capital gains incentive fees.

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
“Other Operating Expenses” means the Company’s total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation (including salaries, bonuses and benefits), Overhead (as defined below) (excluding, for the avoidance of doubt, rent or depreciation, utilities, capital equipment or other administrative items of the Administrator) and other expenses paid for and/or advanced by the Administrator on behalf of the Company in connection with the provision of its administrative obligations under the Administration Agreement, excluding base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, interest expense, financing fees and costs, interest expense and extraordinary expenses).

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
For the three months ended March 31, 2024 and March 31, 2023, the Adviser made $0.1 million and $0.0 million Expense Payments on behalf of the Company, respectively. For the three months ended March 31, 2024 and March 31, 2023, the Company made no Reimbursement Payments to the Adviser. As of March 31, 2024 and December 31, 2023, the Company had a receivable of $0.5 million and $0.1 million, respectively, from the Adviser for expense support payments which offsets accrued expenses and other liabilities on the Consolidated Statement of Assets and Liabilities. As of March 31, 2024 and December 31, 2023, total expense payments made by the Adviser on behalf of the Company were $0.4 million and $0.3 million, respectively, and total unreimbursed expense payments were $0.4 million and $0.3 million, respectively.
Administration Agreement
Under the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company's other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Company's Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the reasonable fees, costs and expenses paid for and/or advanced by the Administrator on behalf of the Company in connection with the provision of its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, Overhead and other expenses paid for and/or advanced by the Administrator on behalf of the Company in connection with the provision of its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of OHA or any of its affiliates, subject to the limitations described in the Advisory Agreement and Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party. The Administrator has hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.
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
The Company incurred expenses related to the Administrator of $0.2 million and $0.0 million for the three months ended March 31, 2024 and March 31, 2023, respectively, which is included in other general and administrative expenses on the Consolidated Statement of Operations. For the three months ended March 31, 2024 and March 31, 2023, there were $0.2 million and $0.0 million expenses related to the Administrator that were payable and included in “accrued expenses and other liabilities” in the Consolidated Statement of Assets and Liabilities.
The sub-administrator is compensated for performing its sub-administrative services under the sub-administration agreement. For the three months ended March 31, 2024 and March 31, 2023, the Company incurred expenses related to the sub-administrator of $0.4 million and $0.0 million, respectively, which is included in administrative service expenses on the Consolidated Statement of Operations and the payable included in “accrued expenses and other liabilities” in the Consolidated Statement of Assets and Liabilities.
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

For the three months ended March 31, 2024 and March 31, 2023, the Company accrued no distribution and shareholder servicing fees for Class S and Class D shares.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,264,120	$1,276,420	94.1%	$1,029,099	$1,043,304	90.8%
Second Lien Debt	77,887	80,331	5.9	102,627	105,108	9.2
Total	$1,342,007	$1,356,751	100.0%	$1,131,726	$1,148,412	100.0%

The industry composition of investments based on fair value as of March 31, 2024 and December 31, 2023 were as follows:

March 31, 2024
Healthcare, Education and Childcare	17.9%
High Tech	15.3
Services: Business	10.8
Insurance	9.1
Automobile	6.6
Services: Consumer	6.2
Capital Equipment	5.1
Finance	4.8
Aerospace and Defense	3.8
Retail Stores	3.5
Consumer Goods: Durable	3.4
Chemicals, Plastics and Rubber	2.6
Media: Diversified & Production	2.5
Buildings and Real Estate	2.4
Cargo Transport	2.0
Printing and Publishing	1.5
Broadcasting and Entertainment	1.3
Containers, Packaging and Glass	0.4
Technology & Electronics	0.3
Banking	0.2
Mining, Steel, Iron and Non-Precious Metals	0.2
Total	100.0%

December 31, 2023
High Tech	17.6%
Healthcare, Education and Childcare	14.4
Services: Consumer	10.7
Automobile	8.6
Services: Business	7.9
Insurance	7.6
Aerospace and Defense	6.1
Retail Stores	4.3
Finance	3.3
Chemicals, Plastics and Rubber	3.0
Consumer Goods: Durable	2.9
Media: Diversified & Production	2.9
Capital Equipment	2.5
Buildings and Real Estate	2.4
Cargo Transport	2.3
Printing and Publishing	1.4
Broadcasting and Entertainment	0.7
Construction & Building	0.5
Containers, Packaging and Glass	0.5
Banking	0.2
Mining, Steel, Iron and Non-Precious Metals	0.2
Technology & Electronics	—
Total	100.0%

The geographic composition of investments at cost and fair value as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,328,636	$1,343,109	99.0%	160.9%
Canada	7,398	7,583	0.6	0.9
Switzerland	5,973	6,059	0.4	0.7
Total	$1,342,007	$1,356,751	100.0%	162.6%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,118,457	$1,134,753	98.8%	161.1%
Canada	7,297	7,462	0.7	1.0
Switzerland	5,972	6,197	0.5	0.9
Total	$1,131,726	$1,148,412	100.0%	163.0%

Note 5.  Fair Value of Investments
The following tables present the fair value hierarchy of investments as of March 31, 2024 and December 31, 2023, categorized by the ASC 820 valuation hierarchy, as previously described:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,276,420	$1,276,420
Second Lien Debt	—	29,150	51,181	80,331
Total	$—	$29,150	$1,327,601	$1,356,751

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,043,304	$1,043,304
Second Lien Debt	—	32,557	72,551	105,108
Total	$—	$32,557	$1,115,855	$1,148,412
The following tables present the change in the fair value of financial instruments for the three months ended March 31, 2024 and March 31, 2023 for which Level 3 inputs were used to determine the fair value:

	Three Months Ended March 31, 2024
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$1,043,304	$72,551	$1,115,855
Purchases of investments	301,367	—	301,367
Proceeds from principal repayments and sales of investments	(68,311)	(19,626)	(87,937)
Accretion of discount/amortization of premium	1,900	559	2,459
Net realized gain (loss)	129	—	129
Net change in unrealized appreciation (depreciation)	(1,969)	(46)	(2,015)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	(2,257)	(2,257)
Fair value, end of period	$1,276,420	$51,181	$1,327,601
Net change in unrealized appreciation (depreciation) related to financial instruments still held as March 31, 2024	$(380)	$489	$109

(1)Transfers between levels are recognized at the beginning of the year in which the transfers occur. For the three months ended March 31, 2024, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

	Three Months Ended March 31, 2023
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$66,971	$4,787	$71,758
Purchases of investments	4,460	—	4,460
Proceeds from principal repayments and sales of investments	(372)	—	(372)
Accretion of discount/amortization of premium	72	5	77
Net realized gain (loss)	11	—	11
Net change in unrealized appreciation (depreciation)	18	(23)	(5)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$71,160	$4,769	$75,929
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2023	$18	$(23)	$(5)

(1)For the three months ended March 31, 2023, there were no transfers into or out of Level 3.

Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2024 and December 31, 2023.  The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
Assets:
First Lien Debt	$1,245,085	Discounted cash flow	Comparative Yield	8.6% - 16.8% (10.4%)
First Lien Debt	31,335	Precedent Transaction	Transaction Price	N/A
Total First Lien Debt	1,276,420
Second Lien Debt	51,181	Discounted cash flow	Comparative Yield	10.4% - 13.3% (12.5%)
Total Second Lien Debt	51,181
Total	$1,327,601

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
Assets:
First Lien Debt	$982,114	Discounted cash flow	Comparative Yield	8.4% - 12.8% (10.1%)
First Lien Debt	61,190	Precedent Transaction	Transaction Price
Total First Lien Debt	1,043,304
Second Lien Debt	72,551	Discounted cash flow	Comparative Yield	10.0% - 13.1% (12.1%)
Total Second Lien Debt	72,551
Total	$1,115,855

(1) Weighted averages are calculated based on fair value of investments.

The Company used the income approach to determine the fair value of certain Level 3 assets as of March 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
Financial instruments disclosed but not carried at fair value

The carrying values of the debt obligations (Note 6) generally approximate their respective fair values. The fair value of the debt obligations within the credit facilities and the 2024A Senior Notes would be categorized as Level 2 and Level 3, respectively, under the ASC 820-10 hierarchy. The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, the Company's asset coverage was 264.1% and 226.1%, respectively.

The following tables present the Company’s outstanding borrowings as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$475,000	$133,646	$133,646	$133,646
BNP Credit Facility (1)(2)	400,000	75,000	75,000	75,000
2024A Senior Notes (3)(4)	300,000	300,000	296,451	296,451
Total Debt	$1,175,000	$508,646	$505,097	$505,097

	December 31, 2023
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value (1)
JPM Credit Facility (2)	$475,000	$246,100	$246,100	$246,100
BNP Credit Facility (2)	400,000	312,530	312,530	312,530
Total Debt	$875,000	$558,630	$558,630	$558,630
(1)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.
(2)Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(3)Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(4)The fair value of these debt obligations would be categorized as Level 3 under ASC 820-10.
For the three months ended March 31, 2024 and March 31, 2023, the Company had total average borrowings of $534.5 million at a weighted average interest rate of 7.9% and of $31.0 million at a weighted average interest rate of 6.8%, respectively.

A summary of contractual maturities of our debt obligations was as follows as of March 31, 2024:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPM Credit Facility	$133,646	$—	$—	$133,646	$—
BNP Credit Facility	75,000	—	—	75,000	—
2024A Senior Notes	300,000	—	—	300,000	—
Total Debt Obligations	$508,646	$—	$—	$508,646	$—

JPM Credit Facility

On November 15, 2022, the Company entered into a senior secured revolving credit agreement (as amended, the “JPM Credit Agreement” or the “JPM Credit Facility”) as Borrower, with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto. The original facility amount under the JPM Credit Agreement was $50.0 million. On August 29, 2023, the Company entered into Amendment No.1 (the “Amendment”) to the JPM Credit Agreement, and the amended facility amount under the Amendment is $475 million. The JPM Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2024, the Company was in compliance with these covenants.
Borrowings under the JPM Credit Facility bear interest at SOFR plus 1.875%. The Company pays an unused commitment fee of 37.5 basis points (0.375%) per annum. The stated maturity date was extended from November 15, 2027 to August 29, 2028 as part of the Amendment.
As of March 31, 2024 and December 31, 2023, there were $133.6 million and $246.1 million of borrowings outstanding under the JPM Credit Facility, respectively.

For the three months ended March 31, 2024 and March 31, 2023, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$4,138	$505
Unused facility fee	238	18
Amortization of deferred financing costs	226	17
Total interest and debt financing expense	$4,602	$540
For the three months ended March 31, 2024, the weighted average stated interest rate on the aggregate principal amount of indebtedness outstanding was 7.4%.
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
Proceeds of the loans under the BNP Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the BNP Credit Agreement. The period from the closing date until June 30, 2026 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the BNP Credit Agreement. The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent, the Lenders, the Custodian and the Collateral Administrator, (b) June 30, 2028, and (c) the date on which the Administrative Agent provides notice of the declaration of the final maturity date after the occurrence of an event of default. The Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2024, the Company was in compliance with these covenants.

Assets that are pledged as collateral for the BNP Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the BNP Revolving Credit Facility.

Borrowings under the BNP Credit Facility bear interest at SOFR plus 3.00%. The Company pays an unused commitment fee of 125 basis points (1.25%) if the unused amount is greater than 50% of the facility amount, 100 basis points (1.00%) if the unused amount is between 25% and 50% of the facility amount, and 0 basis points (0.00%) if the unused amount is less than 25% of the facility amount. The stated maturity date is June 30, 2028.
As of March 31, 2024 and December 31, 2023, there were $75.0 million and $312.5 million of borrowings outstanding under the BNP Credit Facility, respectively.

For the three months ended March 31, 2024 and March 31, 2023, the components of interest expense related to the BNP Credit Facility were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$4,795	$—
Unused facility fee	18	—
Amortization of deferred financing costs	104	—
Total interest and debt financing expense	$4,917	$—

For the three months ended March 31, 2024, the weighted average stated interest rate on the aggregate principal amount of indebtedness outstanding was 8.5%.

2024A Senior Notes Unsecured Notes

On March 7, 2024, the Company entered into a Master Note Purchase Agreement (the “2024 Note Purchase Agreement”) governing the issuance of $300.0 million in aggregate principal amount of Series 2024A Senior Notes, due March 7, 2029, with a fixed interest rate of 7.77% per year (the “2024A Notes”), to qualified institutional investors in a private placement. Interest on the 2024A Notes will be due semiannually on January 15 and July 15 each year, beginning on January 15, 2025. The interest rate is subject to increase (up to a maximum increase of 2.00% above the stated rate) in the event that, subject to certain exceptions, the 2024A Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds. The 2024A Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2024A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2024A Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The 2024 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, (iii) a minimum net worth of $300.0 million, and (iv) a minimum asset coverage ratio of 1.50 to 1.00. The 2024 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.

For the three months ended March 31, 2024 and March 31, 2023, the components of interest expense related to the 2024A Notes were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$1,554	$—
Amortization of debt issuance costs	64	—
Total interest and debt financing expense	$1,618	$—
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
The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its shareholders, as described in Note 2. The fair value of derivative contracts open as of March 31, 2024 and December 31, 2023 is included on the Consolidated Schedules of Investments by contract. The Company had no collateral payable as of March 31, 2024 and December 31, 2023. Collateral amounts posted are included in collateral on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities.
During the three months ended March 31, 2024, the average notional exposure for foreign currency forward contracts was $38.9 million. During the three months ended March 31, 2023, the Company did not hold any derivative contracts.

The following tables present both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of March 31, 2024 and December 31, 2023.

March 31, 2024
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$—	$(143)	$(143)	$—	$(143)

December 31, 2023
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$—	$(1,048)	$(1,048)	$—	$(1,048)

(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual set off rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the three months ended March 31, 2024 was as follows:

Three Months Ended March 31, 2024
Realized gain (loss) on foreign currency forward contracts	(61)
Net change in unrealized gain (loss) on foreign currency forward contracts	905
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$844
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
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024 and December 31, 2023, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	March 31, 2024	December 31, 2023
Unfunded delayed draw commitments	$164,755	$120,709
Unfunded revolving commitments	68,530	54,025
Unfunded term loan commitments	776	—
Total unfunded commitments	$234,061	$174,734

Note 9. Net Assets
As of March 31, 2024 and December 31, 2023, the Company had 29,645,450 and 25,158,870 of Class I shares issued and outstanding with a par value of $0.01 per share, respectively. There were no Class S shares or Class D shares issued and outstanding as of such dates.

The following table summarizes capital activity for the three months ended March 31, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	$704,431
Common shares issued	4,451,026	44	125,078	—	—	—	125,122
Distribution reinvestment	35,554	—	999	—	—	—	999
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	29,656	—	—	29,656
Net realized gain (loss)	—	—	—	—	214	—	214
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(1,942)	(1,942)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	905	905
Distributions declared	—	—	—	(24,776)	—	—	(24,776)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance end of period	29,645,450	$296	$813,216	$11,086	$(4,590)	$14,601	$834,609

The following table summarizes capital activity for the three months ended March 31, 2023:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	2,000,000	$20	$49,980	$175	$8	$(488)	$49,695
Common shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	1,101	—	—	1,101
Net realized gain (loss)	—	—	—	—	11	—	11
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(5)	(5)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	—	—
Distributions declared	—	—	—	—	—	—
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance end of period	2,000,000	$20	$49,980	$1,276	$19	$(493)	$50,802

The Company determines NAV per share as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first business day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available. The following table summarizes each common share issuance for the three months ended March 31, 2024:

	NAV Per Share
	Class S (1)	Class D (1)	Class I	Shares Issued	Proceeds
January 2, 2024	$—	$—	$28.00	1,573,397	$44,054
February 1, 2024	$—	$—	$28.12	1,366,345	38,421
March 1, 2024	$—	$—	$28.22	1,511,306	42,647
Total				4,451,048	$125,122

(1)There were no Class S or Class D shares issued or outstanding during the three months ended March 31, 2024.

Distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Regular Distribution Per Share	Special Distribution Per Share	Total Distributions
January 29, 2024	January 31, 2024	February 28, 2024	$0.23	$—	$6,152
February 27, 2024	February 29, 2024	March 28, 2024	0.23	—	6,469
March 27, 2024	March 29, 2024	April 30, 2024	0.23	0.18	12,155
Total			$0.69	$0.18	$24,776

The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash distribution or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

The federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based on the Company's investment company taxable income for the full fiscal year and distributions paid during the full year.
There were no distributions declared for the three months ended March 31, 2023.

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

Through March 31, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the three months ended March 31, 2024:

	Class S (1)		Class D (1)		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$0.87	$24,776
Net realized gain	—	—	—	—	—	—
Total	$—	$—	$—	$—	$0.87	$24,776
(1)There were no Class S or Class D shares issued or outstanding during the three months ended March 31, 2024.

Note 10. Consolidated Financial Highlights
The following are consolidated financial highlights for Class I common shares outstanding for the three months ended March 31, 2024 and March 31, 2023:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Per Share Data: (1)
Net asset value, beginning of period	$28.00	$24.85
Net investment income	1.05	0.55
Net unrealized and realized gain (loss)(2)	(0.03)	—
Net increase (decrease) in net assets resulting from operations(3)	1.02	0.55
Distributions declared	(0.87)	—
Impact of issuance of common shares – Class I shares	—	—
Total increase (decrease) in net assets(3)	0.15	0.55
Net asset value, end of period	$28.15	$25.40
Shares outstanding, end of period	29,645,450	2,000,000
Total return based on NAV(4)	3.68%	2.23%
Ratios:
Portfolio turnover ratio(5)	7.95%	0.50%
Ratio of expenses before management and incentive fees to average net assets (6)(7)	1.72%	8.62%
Ratio of expenses after management and incentive fees before waivers and expense support to average net assets (6)(7)	2.44%	8.62%
Ratio of expenses after waivers and expense support to average net assets (6)(7)	1.66%	8.62%
Ratio of net investment income to average net assets before waivers and expense support(6)(7)	2.96%	8.83%
Ratio of net investment income to average net assets after waivers and expense support(6)(7)	3.74%	8.83%
Supplemental Data:
Net assets, end of period	$834,609	$50,802
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
Subscriptions

The Company received $29.1 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares for subscriptions effective April 1, 2024.

The Company received $33.2 million of net proceeds relating to the issuance of Class I and Class S shares for subscriptions effective May 1, 2024, excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On May 1, 2024, the Company offered to purchase up to 5% of its outstanding Common Shares as of March 31, 2024 at a price equal to the NAV per share as of June 30, 2024. The offer expires on May 30, 2024.

Distribution Declarations

On April 23, 2024, the Company declared a total distribution of $0.23 per Class I share, all of which is payable on May 30, 2024 to shareholders of record as of April 30, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with "Item 1. Consolidated Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed in any forward-looking statements. Dollar amounts are in thousands, except per share data, percentages and as otherwise noted.

Overview
The Company was initially formed on December 16, 2021 as a Delaware limited liability company and subsequently converted into a Delaware statutory trust on March 2, 2022.  We are an externally managed, closed-end, non-diversified management investment company that elected to be regulated as a business development company under the 1940 Act on June 30, 2023. The Adviser is registered under the Investment Advisers Act of 1940. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under Subchapter M of the Code, beginning with our fiscal year (or period) ending December 31, 2023. We have an indefinite term.
The Company's investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments capturing long-term capital appreciation, while maintaining a strong focus on downside protection. The Company invests primarily in directly originated and customized private financing solutions, including loans and other debt securities with a strong focus on senior secured lending to larger companies. The Company primarily targets investments in first lien loans, unitranche loans, second lien loans and other corporate secured debt. The Company may also invest in equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, the Company will invest directly or indirectly at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation. From inception through March 31, 2024, we have invested approximately $1.5 billion in aggregate cost of debt investments prior to any subsequent exits or repayments, including the $521.4 million of debt investments acquired through an in-kind contribution on June 30, 2023.
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
Revenues
We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of March 31, 2024 and December 31, 2023, 100% of our debt investments based on fair value in our portfolio were at floating rates. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.
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
2)the Company’s allocable portion of Overhead (excluding, for the avoidance of doubt, rent or depreciation, utilities, capital equipment or other administrative items of the Administrator) and other expenses paid for and/or advanced by the Administrator on behalf of the Company in connection with the provision of its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer, chief legal officer, chief operating officer, and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any personnel of OHA or any of its affiliates providing non-investment related services to the Company; and
3)all other expenses of the Company’s operations, administration and transactions including, without limitation, those relating to:
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
(29)all insurance fees, costs and expenses (including fidelity bond, trustees and officers errors and omissions liability insurance);
(30)all fees, costs and expenses of winding up and liquidating the Company’s assets;
(31)all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings; notices or disclosures related to the Company’s activities (including, without limitation, expenses relating to the preparation and filing of filings required under the Securities Act, TIC Form SLT filings, Internal Revenue Service filings under FATCA and FBAR reporting requirements applicable to the Company or reports to be filed with the CFTC, reports, disclosures, filings and notifications prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities, including any notices, reports and/or filings required under the AIFMD, European Securities and Markets Authority and any related regulations), but excluding, for the avoidance of doubt, any expenses incurred for general administrative, compliance and regulatory matters of the Adviser, the Administrator and their affiliates that are not related to the Company and its activities;
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
In addition to the compensation paid to the Adviser pursuant to the Advisory Agreement, the Company shall reimburse the Adviser for all expenses of the Company incurred by the Adviser as well as the actual cost of goods and services used for or by the Company and obtained from entities not affiliated with the Adviser. The Adviser or its affiliates may be reimbursed for the administrative services performed by it or such affiliates on behalf of the Company pursuant to any separate administration or co-administration agreement with the Adviser; however, no reimbursement shall be permitted for services for which the Adviser is entitled to compensation by way of a separate fee. Excluded from the allowable reimbursement shall be:
a) rent or depreciation, utilities, capital equipment, and other administrative items of the Adviser; and

b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any Controlling Person of the Adviser. The term “Controlling Person” includes, but is not limited to, a person, whatever his or her title, who performs functions for the Adviser similar to those of (a) the chairman or other member of a board of directors, (b) executive officers or (c) those holding 10% or more equity interest in the Adviser, or a person having the power to direct or cause the direction of the Adviser, whether through the ownership of voting securities, by contract or otherwise.
The Adviser agreed to incur organizational and offering costs on behalf of the Company and did not seek reimbursement of incurred organizational and offering costs until after the Company elected to be regulated as a BDC on June 30, 2023. Following the effective date of the Company's registration statement of September 29, 2023, the Adviser has sought reimbursement of allocated organizational and offering costs from the Company. As of March 31, 2024, the Company had no offering costs or organizational costs payable to the Adviser. As of December 31, 2023, the Company had $2.7 million in offering costs and $0.1 million in organizational costs payable to the Adviser.

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
Portfolio and Investment Activity
As of March 31, 2024, based on fair value, our portfolio consisted of 94.1% first lien senior secured debt investments and 5.9% second lien senior secured debt investments.As of December 31, 2023, based on fair value, our portfolio consisted of 90.8% first lien senior secured debt investments and 9.2% second lien senior secured debt investments.
For the three months ended March 31, 2024, our weighted average total yield of the portfolio at fair value was 12.5% and amortized cost was 12.7%.
As of March 31, 2024 and December 31, 2023, we had investments in 91 and 90, respectively, portfolio companies with an aggregate fair value of approximately $1,356.8 million and $1,148.4 million, respectively.
Our investment activity for the three months ended March 31, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

Three Months Ended March 31, 2024
Total investments, beginning of period	$1,131,726
New investments purchased	304,302
Net accretion of discount on investments	2,832
Net realized gain (loss) on investments	129
Investments sold or repaid	(96,982)
Total investments, end of period	$1,342,007

The following table presents certain selected information regarding our investment portfolio:

	March 31, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at amortized cost(1)	12.7%	12.7%
Weighted average yield on debt and income producing investments, at fair value(1)	12.5%	12.5%
Number of portfolio companies	91	90
Weighted average EBITDA (2)	$264.1	$259.7
Average loan-to-value (LTV) (3)	45.9%	43.4%
Percentage of debt investments bearing a floating rate, at fair value	100.0%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	—%	—%
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
Our investments consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,264,120	$1,276,420	94.1%	$1,029,099	$1,043,304	90.8%
Second Lien Debt	77,887	80,331	5.9	102,627	105,108	9.2
Total	$1,342,007	$1,356,751	100.0%	$1,131,726	$1,148,412	100.0%
As of March 31, 2024 and December 31, 2023, there were no investments on non-accrual status.

The table below describes investments by industry composition based on fair value as of March 31, 2024 and

December 31, 2023:

March 31, 2024
Healthcare, Education and Childcare	17.9%
High Tech	15.3
Services: Business	10.8
Insurance	9.1
Automobile	6.6
Services: Consumer	6.2
Capital Equipment	5.1
Finance	4.8
Aerospace and Defense	3.8
Retail Stores	3.5
Consumer Goods: Durable	3.4
Chemicals, Plastics and Rubber	2.6
Media: Diversified & Production	2.5
Buildings and Real Estate	2.4
Cargo Transport	2.0
Printing and Publishing	1.5
Broadcasting and Entertainment	1.3
Containers, Packaging and Glass	0.4
Technology & Electronics	0.3
Banking	0.2
Mining, Steel, Iron and Non-Precious Metals	0.2
Total	100.0%

December 31, 2023
High Tech	17.6%
Healthcare, Education and Childcare	14.4
Services: Consumer	10.7
Automobile	8.6
Services: Business	7.9
Insurance	7.6
Aerospace and Defense	6.1
Retail Stores	4.3
Finance	3.3
Chemicals, Plastics and Rubber	3.0
Consumer Goods: Durable	2.9
Media: Diversified & Production	2.9
Capital Equipment	2.5
Buildings and Real Estate	2.4
Cargo Transport	2.3
Printing and Publishing	1.4
Broadcasting and Entertainment	0.7
Construction & Building	0.5
Containers, Packaging and Glass	0.5
Banking	0.2
Mining, Steel, Iron and Non-Precious Metals	0.2
Technology & Electronics	—
Total	100.0%

The table below describes investments by geographic composition based on fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
United States	99.0%	98.8%
Canada	0.6	0.7
Switzerland	0.4	0.5
Total	100.0%	100.0%
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

The below table summarizes the Risk Ratings as of March 31, 2024:

	March 31, 2024		December 31, 2023
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Risk Rating 1	$167,948	12.4%	$118,479	10.3%
Risk Rating 2	1,040,792	76.7	929,028	80.9
Risk Rating 3	148,011	10.9	100,905	8.8
Risk Rating 4	—	—	—	—
Risk Rating 5	—	—	—	—
Total investments	$1,356,751	100.0%	$1,148,412	100.0%

For the three months ended March 31, 2024, the weighted average Risk Rating of our debt investment portfolio was 1.99 and there were no debt investments assigned a Risk Rating of 4 or 5.
Results of Operations

The following table represents the operating results:

For the Three Months Ended March 31, 2024
Total investment income	$42,861
Total expenses, net of fee waivers	13,205
Net investment income (loss)	29,656
Net realized gain (loss)	214
Net unrealized appreciation (depreciation)	(1,037)
Net increase (decrease) in net assets resulting from operations	$28,833
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Investment income was as follows:

For the Three Months Ended March 31, 2024
Interest income	$39,699
Other income	3,162
Total investment income	$42,861
For the three months ended March 31, 2024, total investment income was approximately $42.9 million. The size of our investment portfolio at fair value was approximately $1,356.8 million. Our weighted average yield on debt and income producing investments at fair value was 12.5%.

Expenses
Expenses were as follows:

For the Three Months Ended March 31, 2024
Interest and debt fee expense	$11,137
Management fees	2,344
Income incentive fee	3,363
Professional fees	278
Board of Trustees fees	97
Administrative services expenses	413
Other general & administrative	1,001
Amortization of offering costs	756
Total expenses before fee waivers and expense support	$19,389
Expense support	(477)
Management fees waiver	(2,344)
Income incentive fee waiver	(3,363)
Total expenses net of fee waivers and expense support	13,205

Interest and debt fee expense
For the three months ended March 31, 2024, interest and debt fee expense was $11.1 million, primarily due to $534.5 million of average borrowings under existing credit facilities at a weighted average stated interest rate of 7.9%.

Management Fees
Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
The Adviser agreed not to charge the Company a management fee until after the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. The Adviser further agreed to waive its management fee until the date immediately after the first six months following the date on which the Company’s registration statement became effective. The Company's registration statement became effective on September 29, 2023.

For the three months ended March 31, 2024, the Company incurred management fees of $2.3 million, respectively, all of which have been waived.
Income Based and Capital Gains Incentive Fees
The Adviser agreed not to charge the Company an incentive fee until the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. The Adviser further agreed to waive its incentive fee until the date immediately after the first six months following the date on which the Company’s registration statement became effective. The Company's registration statement became effective on September 29, 2023.
For the three months ended March 31, 2024, the Company incurred an income incentive fee of $3.4 million, which has been waived. For the three months ended March 31, 2024, the Company incurred no capital gains incentive fee.
Other Expenses
Organization costs and offering costs include expenses incurred in our initial formation and offering. Professional fees include legal, audit, tax, valuation, other professional fees incurred related to the management of the Company. Administrative service expenses represent fees paid to the Administrator for our allocable portion of Overhead and other expenses paid for and/or advanced by the Administrator on behalf of the Company in connection with the provision of its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, our sub-administrator, and other costs.
Total other expenses were approximately $2.5 million for the three months ended March 31, 2024. Total other expenses were primarily comprised of approximately $0.3 million of professional fees (including legal, audit, and tax), approximately $1.0 million of other general and administrative expenses (including insurance, research, and other allocated costs), and approximately $0.8 million amortization of deferred offering costs for the three months ended March 31, 2024.

The Adviser has sought reimbursement of allocated organizational and offering costs since the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. As of March 31, 2024, the Company had no offering costs or organizational costs payable to the Adviser. As of December 31, 2023, the Company had $2.7 million in offering costs and $0.1 million in organizational costs payable to the Adviser.

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
For the three months ended March 31, 2024, we incurred no U.S. federal excise tax.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

For the Three Months Ended March 31, 2024
Non-controlled/non-affiliated investments	$129
Foreign currency transactions	146
Foreign currency forward contracts	(61)
Net realized gain (loss)	$214
For the three months ended March 31, 2024, we generated net realized gains of approximately $0.2 million, which was primarily comprised of net realized gains on investments and foreign currency transactions. For the three months ended March 31, 2024, the net realized losses on foreign currency forward contracts were mainly due to CAD forward contracts.

Net Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following:

For the Three Months Ended March 31, 2024
Net change in unrealized gain (loss) on investments	$(1,942)
Net change in unrealized gain (loss) on foreign currency forward contracts	905
Net change in unrealized appreciation (depreciation)	$(1,037)
For the three months ended March 31, 2024, net unrealized losses were primarily due to reversal of unrealized gains recorded in prior periods offset by an increase in fair value on certain portfolio company investments.

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
As of March 31, 2024, we had approximately $107.7 million in cash, cash equivalents and restricted cash. During the three months ended March 31, 2024, we used approximately $45.9 million in cash for operating activities, primarily due to investment purchases of $303.5 million, partially offset by sales and principal repayments of $97.0 million and an increase in the payable for investments purchased of $135.7 million. Cash provided by financing activities was approximately $48.2 million during the year, which was primarily the result of $126.1 million from the issuance of common shares and $296.5 million of debt borrowings, partially offset by net repayments of debt of $350.0 million and distributions in cash of $24.2 million.

As of March 31, 2023, we had approximately $6.6 million in cash and cash equivalents. During the three months ended March 31, 2023, we used approximately $12.9 million in cash for operating activities, primarily due to investment purchases.
Borrowings

As of March 31, 2024, we had an aggregate amount of $505.1 million of debt outstanding and our asset coverage ratio was 264.1%. As of December 31, 2023, we had an aggregate amount of $558.6 million of debt outstanding and our asset coverage ratio was 226.1%.
The following table presents the Company’s outstanding borrowings as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$475,000	$133,646	$133,646	$133,646
BNP Credit Facility (1)(2)	400,000	75,000	75,000	75,000
2024A Senior Notes (3)(4)	300,000	300,000	296,451	296,451
Total Debt	$1,175,000	$508,646	$505,097	$505,097

	December 31, 2023
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value (1)
JPM Credit Facility (2)	$475,000	$246,100	$246,100	$246,100
BNP Credit Facility (2)	400,000	312,530	312,530	312,530
Total Debt	$875,000	$558,630	$558,630	$558,630

(1)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.
(2)Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(3)Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(4)The fair value of these debt obligations would be categorized as Level 3 under ASC 820-10.

We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Equity

The following table summarizes capital activity during the three months ended March 31, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	704,431
Common shares issued	4,451,026	44	125,078	—	—	—	125,122
Distribution reinvestment	35,554	—	999	—	—	—	999
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	29,656	—	—	29,656
Net realized gain (loss)	—	—	—	—	214	—	214
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(1,942)	(1,942)
Net change in unrealized currency gain (losses)	—	—	—	—	—	905	905
Distributions declared	—	—	—	(24,776)	—	—	(24,776)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance end of period	29,645,450	$296	$813,216	$11,086	$(4,590)	$14,601	$834,609
As of March 31, 2024, we had 29,645,450 Class I shares issued and outstanding with a par value of $0.01 per share. As of March 31, 2024, there were no Class S or Class D shares issued or outstanding.
During the three months ended March 31, 2024, the Company received $126.1 million in equity proceeds relating to issuance of 4,486,580 of Class I shares.
Distributions
We expect to pay regular monthly distributions. Any distributions we make will be at the discretion of our Board, who will consider, among other things, our earnings, cash flow, capital needs and general financial condition, as well as our desire to comply with the RIC requirements, which generally require us to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. As a result, our distribution rates and payment frequency may vary from time to time and there is no assurance we will pay distributions in any particular amount, if at all.

The per share amount of distributions on Class S, Class D and Class I shares will generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class.
The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Regular Distribution Per Share	Special Distribution Per Share	Total Distributions
January 29, 2024	January 31, 2024	February 28, 2024	$0.23	$—	$6,152
February 27, 2024	February 29, 2024	March 28, 2024	0.23	—	6,469
March 27, 2024	March 29, 2024	April 30, 2024	0.23	0.18	12,155
Total			$0.69	$0.18	$24,776
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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our common shares during the three months ended March 31, 2024:

	Class S (1)		Class D (1)		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$0.87	$24,776
Net realized gain	—	—	—	—	—	—
Total	$—	$—	$—	$—	$0.87	$24,776
(1)There were no Class S or Class D shares issued or outstanding during the three months ended March 31, 2024.
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
Share Repurchase Program
Subject to the discretion of the Board, we have commenced a share repurchase program pursuant to which we intend to conduct quarterly repurchase offers to allow our shareholders to tender their shares at a price equal to the NAV per share for the applicable class of shares on each date of repurchase. Our Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter.
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
There were no shares repurchased during the three months ended March 31, 2024.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024 and December 31, 2023, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	March 31, 2024	December 31, 2023
Unfunded delayed draw commitments	$164,755	$120,709
Unfunded revolving commitments	68,530	54,025
Unfunded term loan commitments	776	—
Total unfunded commitments	$234,061	$174,734

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2024, management was not aware of any pending or threatened litigation.
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

Recent Developments

Subscriptions

The Company received $29.1 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares for subscriptions effective April 1, 2024.

The Company received $33.2 million of net proceeds relating to the issuance of Class I and Class S shares for subscriptions effective May 1, 2024, excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On May 1, 2024, the Company offered to purchase up to 5% of its outstanding Common Shares as of March 31, 2024 at a price equal to the NAV per share as of June 30, 2024. The offer expires on May 30, 2024.

Distribution Declarations

On April 23, 2024, the Company declared a total distribution of $0.23 per Class I share, all of which is payable on May 30, 2024 to shareholders of record as of April 30, 2024.

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
As of March 31, 2024, 100% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Statement of Assets and Liabilities as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	As of March 31, 2024
Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$43,305	$(6,259)	$37,046
Up 200 basis points	$28,870	$(4,173)	$24,697
Up 100 basis points	$14,435	$(2,086)	$12,349
Down 100 basis points	$(14,435)	$2,086	$(12,349)
Down 200 basis points	$(28,870)	$4,173	$(24,697)
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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024, management is not aware of any pending or threatened material litigation.
Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2023, as well as the risk factors set forth in the section captioned “Risk Factors” of Post-Effective Amendment No. 1 to our registration statement on Form N-2 filed on April 26, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2024 to the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2023 and the risk factors set forth in the section captioned "Risk Factors" of Post-Effective Amendment No. 1 to our registration statement on Form N-2 filed on April 26, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Other than the shares issued pursuant to our distribution reinvestment plan, we did not sell any unregistered equity securities.

Share Repurchases

There were no repurchases of our common shares during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
During the fiscal quarter ended March 31, 2024, none of the trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6.    Exhibits

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Declaration of Trust (incorporated by reference to Exhibit (a)(8) to the Company’s Registration Statement on Form N-2 (File No. 333-266378))
3.2	Bylaws (incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-266378))
3.3	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01561))
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 814-01561))
4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Company’s Registration Statement on Form N-2 (File No. 333-266378))
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit (d) to the Company’s Registration Statement on Form N-2 (File No. 333-266378))
10.2
Investment Advisory Agreement dated as of November 10, 2022 by and between T. Rowe Price OHA Select Private Credit Fund and OHA Private Credit Advisors LLC (formerly OHA Private Credit Advisors, L.P.) (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.3
Amended and Restated Investment Advisory Agreement dated as of March 20, 2024 by and between T. Rowe Price OHA Select Private Credit Fund and OHA Private Credit Advisors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01561))

10.4
Administration Agreement dated as of November 10, 2022 by and between T. Rowe Price OHA Select Private Credit Fund and OHA Private Credit Advisors LLC (formerly OHA Private Credit Advisors, L.P.) (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.5
Amended and Restated Administration Agreement dated as of March 20, 2024 by and between T. Rowe Price OHA Select Private Credit Fund and OHA Private Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01561))

10.6
Custody Agreement dated as of October 13, 2022 by and between T. Rowe Price OHA Select Private Credit Fund and State Street Bank and Trust Company (incorporated by reference to Exhibit (j) to the Company’s Registration Statement on Form N-2 (File No. 333-266378))

10.7
Managing Dealer Agreement by and between T. Rowe Price OHA Select Private Credit Fund and T. Rowe Price Investment Services, Inc. (incorporated by reference to Exhibit (h)(1) to the Company's Registration Statement on Form N-2 (File No. 333-266378))

10.8
Transfer Agency Services Agreement dated as of November 7, 2022 by and among T. Rowe Price OHA Select Private Credit Fund, DST Systems, Inc. and OHA Private Credit Advisors LLC (incorporated by reference to Exhibit (k)(3) to the Company’s Registration Statement on Form N-2 (File No. 333-266378))

10.9	Distribution and Shareholder Servicing Plan (incorporated by reference to Exhibit (h)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-266378))
10.10	Multiple Class Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))
10.11
Senior Secured Revolving Credit Agreement dated as of November 15, 2022 by and among T. Rowe Price OHA Select Private Credit Fund as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.12
Amended and Restated Revolving Credit and Security Agreement dated as of June 30, 2023 by and among T. Rowe Price OHA Select Private Credit Fund as Equityholder, TRP OHA SPV Funding I, LLC as Borrower, BNP Paribas as Administrative Agent, TRP OHA Servicer I, LLC as Servicer, The Bank of New York Mellon Trust Company, National Association as Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.13
Amendment No.1 to Senior Secured Revolving Credit Agreement, dated as of August 29, 2023, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2023 (File No. 814-01561))

10.14
Master Note Purchase Agreement, dated March 7, 2023, by and among T. Rowe Price OHA Select Private Credit Fund and the Purchasers party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 13, 2024 (File No. 814-01561))

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T. ROWE PRICE OHA SELECT PRIVATE CREDIT FUND

Date: May 8, 2024	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: May 8, 2024	/s/ Gerard Waldt
Gerard Waldt
Chief Financial Officer