Form 10-Q
period 2024-06-30
T. Rowe Price OHA Select Private Credit Fund
filed 2024-08-07
CIK 1901164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
There were 421,263, 0 and 37,119,964 of Class S, Class D, and Class I shares of the registrant’s common shares, respectively, outstanding as of August 7, 2024. Common shares outstanding exclude August 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	As of	As of
	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $1,638,322 and $1,131,726 at June 30, 2024 and December 31, 2023, respectively)	$1,649,749	$1,148,412
Cash, cash equivalents and restricted cash	172,416	105,456
Interest receivable	16,261	15,498
Deferred financing costs	5,517	6,021
Deferred offering costs	949	1,705
Receivable for investments sold	15,128	9,044
Total assets	$1,860,020	$1,286,136

LIABILITIES
Debt (net of unamortized debt issuance costs of $3,303 and $0, at June 30, 2024 and December 31, 2023, respectively)	$740,343	$558,630
Payable for investments purchased	84,727	151
Interest and debt fee payable	10,147	4,846
Distribution payable	13,605	11,573
Management fee payable	2,701	—
Income incentive fee payable	3,486	—
Distribution and/or shareholder servicing fees payable	5	—
Unrealized depreciation on foreign currency forward contracts	6	1,048
Accrued expenses and other liabilities	2,874	5,457
Total liabilities	$857,894	$581,705

Commitments and contingencies (Note 8)

NET ASSETS
Common Shares, $0.01 par value (35,815,699 and 25,158,870 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	$358	$252
Additional paid in capital	986,564	687,139
Distributable earnings (loss)	15,204	17,040
Total net assets	$1,002,126	$704,431
Total liabilities and net assets	$1,860,020	$1,286,136

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except per share amounts)

	As of	As of
	June 30, 2024	December 31, 2023
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$995,228	$704,431
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	35,569,165	25,158,870
Net asset value per share	$27.98	$28.00
Class S Shares:
Net assets	$6,898	$—
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	246,534	—
Net asset value per share	$27.98	$—

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income from non-controlled / non-affiliated investments:
Interest income	$44,049	$2,270	$83,748	$4,445
Other income	3,315	132	6,477	132
Total investment income	47,364	2,402	90,225	4,577

Expenses:
Interest and debt fee expense	13,549	589	24,686	1,129
Management fees	2,701	—	5,045	—
Income incentive fee	3,486	—	6,849	—
Distribution and shareholder servicing fees
Class S	6	—	6	—
Professional fees	538	160	816	547
Board of Trustees fees	97	97	194	194
Administrative service expenses	337	43	750	85
Organizational costs	—	94	—	94
Other general & administrative expenses	1,481	290	2,482	298
Amortization of deferred offering costs	855	—	1,611	—
Total expenses before fee waivers and expense support	23,050	1,273	42,439	2,347
Expense support	(751)	—	(1,228)	—
Management fees waiver	—	—	(2,344)	—
Income incentive fee waiver	—	—	(3,363)	—
Total expenses net of fee waivers and expense support	22,299	1,273	35,504	2,347
Net investment income	25,065	1,129	54,721	2,230

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(448)	11	(319)	22
Foreign currency transactions	120	—	266	—
Foreign currency forward contracts	541	—	480	—
Net realized gain (loss)	213	11	427	22

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(3,318)	714	(5,260)	709
Foreign currency forward contracts	137	9	1,042	9
Net change in unrealized appreciation (depreciation)	(3,181)	723	(4,218)	718
Net realized and unrealized gain (loss)	(2,968)	734	(3,791)	740
Net increase (decrease) in net assets resulting from operations	$22,097	$1,863	$50,930	$2,970

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operations:
Net investment income	$25,065	$1,129	$54,721	$2,230
Net realized gain (loss)	213	11	427	22
Net change in unrealized appreciation (depreciation)	(3,181)	723	(4,218)	718
Net increase (decrease) in net assets resulting from operations	22,097	1,863	50,930	2,970
Distributions to common shareholders:
Class I	(27,894)	—	(52,670)	—
Class S	(96)	—	(96)	—
Net decrease in net assets resulting from distributions	(27,990)	—	(52,766)	—
Share transactions:
Class I:
Proceeds from shares sold	165,200	248,826	290,322	248,826
Repurchase of shares	—	—	—	—
Distribution reinvestment	1,286	—	2,285	—
Net increase (decrease) in net assets from share transactions	166,486	248,826	292,607	248,826
Class S:
Proceeds from shares sold	6,919	—	6,919	—
Repurchase of shares	—	—	—	—
Distribution reinvestment	5	—	5	—
Net increase (decrease) in net assets from share transactions	6,924	—	6,924	—
Total increase (decrease) in net assets	167,517	250,689	297,695	251,796
Net assets, beginning of period	834,609	50,802	704,431	49,695
Net assets, end of period	$1,002,126	$301,491	$1,002,126	$301,491

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$50,930	$2,970
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	5,260	(709)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(1,042)	(9)
Net realized (gain) loss on investments	319	(22)
Net realized (gain) loss on foreign currency	(266)	—
Net realized (gain) loss on foreign currency forward contracts	(480)	—
Payment-in-kind interest capitalized	(1,948)	—
Net accretion of discount and amortization of premium	(5,296)	(127)
Amortization of deferred financing costs and debt issuance costs	905	47
Amortization of deferred offering costs	1,611	—
Purchases of investments	(716,095)	(7,343)
Proceeds from sale of investments and principal repayments	216,424	1,386
Net proceeds from settlement of foreign currency forward contracts	480	—
Changes in operating assets and liabilities:
Interest receivable	(763)	(228)
Management fee payable	2,701	—
Incentive fee payable	3,486	—
Distribution and/or shareholder servicing fees payable	5	—
Receivable for investments sold	(6,084)	13
Payable for investments purchased	84,576	(10,894)
Interest payable	5,301	(5)
Board of Trustees fees payable	—	(92)
Accrued expenses and other liabilities	(2,583)	3,013
Net cash provided by (used in) operating activities	(362,559)	(12,000)

Cash flows from financing activities:
Borrowings of debt	591,452	—
Repayments of debt	(409,984)	—
Payments of financing costs	(157)	(2,330)
Payments of offering costs	(855)	(1,945)
Proceeds from issuance of common shares	299,531	—
Distributions paid in cash	(50,734)	—
Proceeds received from foreign currency settlement	266	—
Net cash provided by (used in) financing activities	429,519	(4,275)
Net increase (decrease) in cash, cash equivalents and restricted cash	66,960	(16,275)
Cash, cash equivalents and restricted cash, beginning of period	105,456	19,486
Cash, cash equivalents and restricted cash, end of period	$172,416	$3,211

Supplemental information and non-cash activities:
Interest paid during the period	$17,460	$1,052
Borrowing of debt from in-kind contribution	$—	$272,530
Purchases of investments from in-kind contribution	$—	$(521,356)
Proceeds from issuance of common shares from in-kind contribution	$—	$248,826
Distributions declared and payable	$10,953	$—
Distributions reinvested during the period	$2,290	$—
See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments- non-controlled/ non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC (4) (5) (7)	S +	6.00%		11.33%	9/30/2030		$7,904	$7,787	$7,944	0.79%
Evergreen IX Borrower 2023 LLC (4) (5) (6)	S +	6.00%		11.33%	10/1/2029		877	(12)	—	—
Mantech International CP (4) (5) (7) (8)	S +	5.00%		10.33%	9/14/2029		26,822	26,352	26,822	2.68
Mantech International CP (4) (5) (6)	S +	5.00%		10.33%	9/14/2029		4,137	(79)	—	—
Mantech International CP (4) (5) (6)	S +	5.00%		10.33%	9/14/2028		3,238	(52)	—	—
								33,996	34,766	3.47
Automobile
Mammoth Holdings, LLC (4) (5) (6)	S +	5.75%		11.08%	11/15/2029		3,636	(32)	—	—
Mammoth Holdings, LLC (4) (5) (7)	S +	5.75%		11.08%	11/15/2030		28,946	28,675	28,946	2.89
Mammoth Holdings, LLC (4) (5) (6)	S +	5.75%		11.04%	11/15/2030		7,273	6,485	6,545	0.65
NCWS Intermediate, Inc. (4) (5) (6)	S +	5.25%		10.58%	12/31/2029		4,183	(10)	(42)	—
NCWS Intermediate, Inc. (4) (5)	S +	5.25%		10.58%	12/31/2029		58,845	58,265	58,256	5.81
NCWS Intermediate, Inc. (4) (5) (6)	S +	5.25%		10.58%	12/31/2029		6,972	(68)	(70)	(0.01)
Wesco Group LLC (4) (5) (7)	C +	5.50%		10.53%	10/6/2028	CAD	33,147	23,904	24,042	2.40
Wesco Group LLC (4) (5) (7)	S +	5.50%		10.93%	10/6/2028		794	778	788	0.08
Wesco Group LLC (4) (5) (6)	S +	5.50%		10.92%	10/7/2027		1,069	579	580	0.06
Wesco Group LLC (4) (5) (7)	S +	5.75%		10.93%	10/7/2028		13,706	13,576	13,603	1.36
Wesco Group LLC (4) (5) (6)	S +	5.75%		10.93%	10/7/2027	CAD	356	(14)	(3)	—
								132,138	132,645	13.24
Broadcasting and Entertainment
Broadcast Music, Inc. (4) (5) (7)	S +	5.75%		11.07%	2/8/2030		10,408	10,261	10,356	1.03
Broadcast Music, Inc. (4) (5) (6)	S +	5.75%		11.07%	2/8/2030		1,892	(26)	(10)	—
Global Music Rights (4) (5) (6)	S +	5.50%		10.93%	8/27/2029		669	—	(3)	—
Global Music Rights (4) (5) (7)	S +	5.50%		10.93%	8/27/2030		7,338	7,338	7,301	0.73
								17,573	17,644	1.76
Buildings and Real Estate
Associations, Inc. (4) (5) (6)	S +	6.50%		11.75%	7/3/2028		775	—	—	—
Associations, Inc. (4) (5) (6)	S +	6.50%		11.75%	7/3/2028		967	(1)	—	—
Associations, Inc. (4) (5)			(14.25% PIK)	14.25%	5/3/2030		712	710	710	0.07
Associations, Inc. (4) (5)			(14.25% PIK)	14.25%	5/3/2030		1,864	1,860	1,859	0.18
Associations, Inc. (4) (5)	S +	6.50%		12.09%	7/3/2028		12,507	12,500	12,507	1.25
								15,069	15,076	1.50
Capital Equipment
Helix Acquisition Holdings, Inc. (4) (5) (7) (8)	S +	7.00%		12.43%	3/31/2030		12,391	12,223	12,577	1.25

Investments- non-controlled/ non-affiliated (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Ohio Transmission Corporation (4) (5) (6)	S +	6.50%	10.83%	12/19/2029	1,356	(12)	—	—
Ohio Transmission Corporation (4) (5) (6)	S +	6.50%	10.83%	12/19/2030	2,033	590	608	0.06
Ohio Transmission Corporation (4) (5)	S +	5.50%	10.83%	12/19/2030	10,258	10,160	10,258	1.02
Texas Hydraulics Holdings, Inc. (4) (5)	S +	6.50%	11.94%	12/22/2026	4,904	4,904	4,904	0.49
Truck-Lite Co., LLC (4) (5) (6)	S +	5.75%	11.08%	2/13/2031	4,187	(40)	(31)	—
Truck-Lite Co., LLC (4) (5) (6)	S +	5.75%	11.08%	2/13/2030	4,187	100	108	0.01
Truck-Lite Co., LLC (4) (5)	S +	5.75%	11.07%	2/13/2031	38,630	38,259	38,340	3.83
						66,184	66,764	6.66
Cargo Transport
LaserShip, Inc. (4) (5)	S +	7.00%	12.33%	9/29/2027	26,567	25,859	24,973	2.49
						25,859	24,973	2.49
Chemicals, Plastics and Rubber
BCPE HIPH Parent, Inc. (4) (5) (6)	S +	5.75%	11.09%	10/7/2030	2,339	1,533	1,557	0.15
BCPE HIPH Parent, Inc. (4) (5) (7)	S +	5.75%	11.09%	10/7/2030	6,272	6,184	6,209	0.62
Meridian Adhesives Group, Inc. (4) (5) (7) (8)	S +	7.00%	12.34%	9/3/2029	16,910	16,435	17,080	1.70
Meridian Adhesives Group, Inc. (4) (5) (6) (8)	S +	7.00%	12.34%	9/3/2029	2,318	1,583	1,670	0.17
Peaches Acquisition Corporation (4) (5)	S +	7.50%	12.84%	8/1/2028	9,825	9,739	9,776	0.98
						35,474	36,292	3.62
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc. (4) (5)	S +	6.25%	11.73%	6/23/2028	4,290	4,231	4,194	0.42
Marcone Yellowstone Buyer, Inc. (4) (5)	S +	6.25%	11.73%	6/23/2028	7,610	7,537	7,439	0.74
Marcone Yellowstone Buyer, Inc. (4) (5) (7)	S +	6.25%	11.73%	6/23/2028	16,462	16,139	16,092	1.61
Marcone Yellowstone Buyer, Inc. (4) (5) (7)	S +	6.25%	11.73%	6/23/2028	5,470	5,363	5,347	0.53
Poly-Wood, LLC (4) (5) (6)	S +	5.75%	11.08%	3/20/2030	3,144	(8)	(32)	—
Poly-Wood, LLC (4) (5) (6)	S +	5.75%	11.08%	3/20/2030	3,144	(34)	(32)	—
Poly-Wood, LLC (4) (5)	S +	5.75%	11.08%	3/20/2030	16,726	16,544	16,559	1.65
						49,772	49,567	4.95
Containers, Packaging and Glass
PPC Flexible Packaging (4) (5) (7)	S +	6.00%	11.48%	9/30/2028	4,038	3,970	4,038	0.40
						3,970	4,038	0.40
Finance
Beacon Pointe Advisors, LLC (4) (5)	S +	5.50%	10.84%	12/29/2028	1,137	1,124	1,131	0.11
Beacon Pointe Advisors, LLC (4) (5) (7)	S +	5.50%	10.84%	12/29/2028	10,159	9,959	10,108	1.01
Beacon Pointe Advisors, LLC (4) (5)	S +	5.50%	10.84%	12/29/2028	3,984	3,906	3,964	0.40
Beacon Pointe Advisors, LLC (4) (5) (6)	S +	5.50%	10.84%	12/29/2027	1,075	(19)	(5)	—
Beacon Pointe Advisors, LLC (4) (5) (6)	S +	5.50%	10.84%	12/29/2028	15,000	(37)	(75)	(0.01)
Sedgwick CMS Holdings, Inc. (4) (5)			9.00%	12/31/2026	2,800	2,732	2,800	0.28

Investments- non-controlled/ non-affiliated (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Shelby Automotive Holdings Corp. (4) (5) (6)	S +	5.25%	10.59%	6/29/2028		15,122	(111)	(76)	(0.01)
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S +	5.25%	10.59%	6/29/2027		1,564	(20)	(8)	—
Spectrum Automotive Holdings, Corp. (4) (5) (7)	S +	5.25%	10.59%	6/29/2028		41,326	40,742	41,119	4.10
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S +	5.25%	10.59%	6/29/2028		11,520	9,898	10,007	1.00
							68,174	68,965	6.88
Healthcare, Education and Childcare
123Dentist Inc. (4) (5) (6)	C +	5.50%	10.47%	8/10/2029	CAD	73	3	3	—
123Dentist Inc. (4) (5)	C +	5.50%	10.27%	8/10/2029	CAD	892	640	645	0.07
AmeriVet Partners Management, Inc. (4) (5) (7)	S +	5.25%	10.73%	2/25/2028		9,352	9,352	9,352	0.93
Antylia Scientific (4) (5)	S +	5.50%	11.11%	11/1/2028		206	203	204	0.02
Antylia Scientific (4) (5) (6)	S +	5.50%	11.11%	10/30/2026		244	(3)	(2)	—
Antylia Scientific (4) (5)	S +	5.50%	11.11%	11/1/2028		2,256	2,220	2,233	0.22
CNSI Holdings, LLC (4) (5) (7)	S +	6.50%	10.83%	12/17/2029		12,984	12,816	12,952	1.29
CNSI Holdings, LLC (4) (5) (6)	S +	5.50%	10.83%	12/17/2029		2,999	700	732	0.07
CNSI Holdings, LLC (4) (5)	S +	5.50%	10.83%	12/17/2029		9,209	9,141	9,186	0.92
CNSI Holdings, LLC (4) (5) (6)	S +	5.50%	10.83%	12/17/2029		26,444	—	(66)	(0.01)
CNSI Holdings, LLC (4) (5) (7)	S +	5.50%	10.83%	12/17/2029		12,257	12,047	12,227	1.22
Color Intermediate, LLC (4) (5) (7)	S +	5.50%	10.93%	10/4/2029		5,901	5,725	5,901	0.59
CPI Holdco, LLC (4) (5) (6)	S +	5.50%	11.09%	11/1/2026		11,139	2,328	2,228	0.22
CPI Holdco, LLC (4) (5) (8)	S +	5.50%	11.11%	11/1/2028		4,735	4,609	4,688	0.47
CPI Holdco, LLC (4) (5) (6)	S +	5.50%	11.11%	10/30/2026		5,108	(77)	(51)	(0.01)
CPI Holdco, LLC (4) (5) (7)	S +	5.50%	11.11%	11/1/2028		47,183	45,923	46,711	4.66
Gateway US Holdings, Inc. (4) (5) (7)	S +	5.50%	10.98%	9/22/2026		8,000	7,962	8,000	0.80
Gateway US Holdings, Inc. (4) (5) (6)	S +	5.50%	10.98%	9/22/2026		325	(1)	—	—
Gateway US Holdings, Inc. (4) (5)	S +	5.50%	10.98%	9/22/2026		417	415	417	0.04
Gateway US Holdings, Inc. (4) (5)	S +	5.50%	10.98%	9/22/2026		1,838	1,829	1,838	0.19
Medvet Associates LLC (4) (5)	S +	5.25%	9.95%	6/25/2031		56,000	55,721	55,720	5.56
Medvet Associates LLC (4) (5) (6)	S +	5.25%	9.95%	6/25/2031		14,000	—	(70)	(0.01)
Model N, Inc. (4) (5) (8)	S +	5.00%	10.34%	6/27/2031		30,309	30,157	30,157	3.01
Model N, Inc. (4) (5) (6)	S +	5.00%	10.34%	6/27/2031		3,299	(17)	(16)	—
Model N, Inc. (4) (5) (6)	S +	5.00%	10.34%	6/27/2031		6,185	(31)	(31)	—
Next Holdco, LLC (4) (5) (7)	S +	6.00%	11.32%	11/12/2030		11,947	11,835	11,947	1.19
Next Holdco, LLC (4) (5) (6)	S +	6.00%	11.32%	11/12/2030		3,071	(42)	—	—
Next Holdco, LLC (4) (5) (6)	S +	6.00%	11.32%	11/9/2029		1,153	(15)	—	—
PetVet Care Centers, LLC (4) (5)	S +	6.00%	11.34%	11/15/2030		24,853	24,620	24,542	2.45
PetVet Care Centers, LLC (4) (5) (6)	S +	6.00%	11.34%	11/15/2030		3,258	—	(41)	—
PetVet Care Centers, LLC (4) (5) (6)	S +	6.00%	11.34%	11/15/2029		3,258	(29)	(41)	—
PPV Intermediate Holdings LLC (4) (5) (7)	S +	5.75%	11.10%	8/31/2029		41,052	40,497	40,949	4.09
PPV Intermediate Holdings LLC (4) (5) (6)	S +	6.00%	11.35%	8/31/2029		2,732	(35)	(7)	—
PPV Intermediate Holdings LLC (4) (5) (6)	S +	6.00%	11.35%	8/31/2029		3,229	1,612	1,614	0.16

Investments- non-controlled/ non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
TecoStar Holdings, Inc. (4) (5)	S +	8.50%	(4.50% PIK)	13.80%	7/6/2029	16,355	15,987	16,355	1.63
Touchstone Acquisition, Inc. (4) (5) (7)	S +	6.00%		11.43%	12/29/2028	17,368	17,068	17,151	1.71
							313,160	315,427	31.48
High Tech
Bottomline Technologies Inc. (4) (5)	S +	5.75%		11.09%	5/14/2029	2,109	2,089	2,109	0.21
Bottomline Technologies Inc. (4) (5) (7)	S +	5.25%		10.59%	5/14/2029	11,466	11,163	11,351	1.13
Bottomline Technologies Inc. (4) (5) (6)	S +	5.75%		11.09%	5/15/2028	972	(24)	(12)	—
CentralSquare Technologies, LLC (4) (5) (6)	S +	6.50%	(3.50% PIK)	11.83%	4/11/2030	1,929	(23)	(14)	—
CentralSquare Technologies, LLC (4) (5)	S +	6.50%	(3.50% PIK)	11.83%	4/11/2030	17,074	16,868	16,946	1.69
Community Brands Parentco, LLC (4) (5)	S +	5.50%		10.94%	2/24/2028	1,877	1,840	1,877	0.19
Community Brands Parentco, LLC (4) (5) (6)	S +	5.50%		10.94%	2/24/2028	113	(2)	—	—
CSAT Solutions Holding LLC (4) (5) (6)	S +	8.25%		13.85%	6/30/2028	1,159	(10)	—	—
CSAT Solutions Holding LLC (4) (5)	S +	8.25%		13.85%	6/30/2028	8,614	8,539	8,614	0.86
Diligent Corporation (4) (5) (7)	S +	5.00%		10.34%	8/2/2030	38,948	38,662	38,656	3.86
Diligent Corporation (4) (5) (6)	S +	5.00%		10.34%	8/2/2030	4,848	(35)	(36)	—
Diligent Corporation (4) (5) (7)	S +	5.00%		10.34%	8/2/2030	6,677	6,628	6,627	0.66
Diligent Corporation (4) (5) (6)	S +	5.00%		10.34%	8/2/2030	2,565	(19)	(19)	—
Eagan Sub, Inc. (4) (5) (6)	S +	7.00%		12.33%	6/1/2029	2,267	(28)	—	—
Eagan Sub, Inc. (4) (5) (7)	S +	7.00%		12.33%	6/3/2030	11,248	11,097	11,248	1.12
Greenway Health, LLC (4) (5) (7)	S +	6.75%		12.01%	4/1/2029	12,209	11,981	12,331	1.23
GS AcquisitionCo, Inc. (4) (5) (7)	S +	5.25%		10.58%	5/25/2028	18,581	18,284	18,488	1.85
GS AcquisitionCo, Inc. (4) (5) (6)	S +	5.25%		11.59%	5/25/2028	333	39	43	—
Kaseya, Inc. (4) (5) (7)	S +	5.50%		10.83%	6/25/2029	32,324	31,656	32,324	3.23
Kaseya, Inc. (4) (5) (6)	S +	5.50%		10.82%	6/25/2029	1,804	58	96	0.01
Kaseya, Inc. (4) (5) (6)	S +	6.25%	(2.50% PIK)	10.83%	6/25/2029	1,926	446	485	0.05
Kaseya, Inc. (4) (5)	S +	5.50%		10.83%	6/25/2029	119	117	119	0.01
Ministry Brands Purchaser, LLC (4) (5)	S +	5.50%		10.94%	12/29/2028	1,580	1,541	1,548	0.15
Ministry Brands Purchaser, LLC (4) (5)	S +	5.50%		10.94%	12/29/2028	160	156	156	0.02
Ministry Brands Purchaser, LLC (4) (5) (6)	S +	5.50%		10.94%	12/30/2027	155	(4)	(3)	—
MRI Software LLC (4) (5) (6)	S +	5.75%		11.08%	2/10/2027	18,636	3,359	3,448	0.34
MRI Software LLC (4) (5) (7)	S +	5.50%		10.93%	2/10/2027	10,712	10,555	10,658	1.06
MRI Software LLC (4) (5) (7)	S +	5.50%		10.93%	2/10/2027	14,845	14,720	14,771	1.47
MRI Software LLC (4) (5) (6)	S +	5.50%		10.93%	2/10/2027	1,864	(16)	(16)	—
PDI TA Holdings, Inc. (4) (5) (6)	S +	5.25%		10.59%	2/3/2031	1,073	332	334	0.03
PDI TA Holdings, Inc. (4) (5)	S +	5.25%		10.58%	2/3/2031	2,811	2,784	2,797	0.28
PDI TA Holdings, Inc. (4) (5) (6)	S +	5.25%		10.59%	2/3/2031	317	(3)	(2)	—
Revalize, Inc. (4) (5) (7)	S +	5.75%		11.23%	4/15/2027	459	446	443	0.04
Revalize, Inc. (4) (5) (6)	S +	5.75%		11.23%	4/15/2027	306	108	104	0.01
Revalize, Inc. (4) (5) (7)	S +	5.75%		11.23%	4/15/2027	2,039	1,992	1,968	0.20
							195,296	197,439	19.70
Insurance

Investments- non-controlled/ non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Alera Group Holdings, Inc. (4) (5) (6)	S +	5.75%		11.08%	10/2/2028		19,144	3,043	3,503	0.35
Alera Group Holdings, Inc. (4) (5) (7)	S +	5.25%		10.59%	10/2/2028		1,275	1,237	1,275	0.13
Alera Group Holdings, Inc. (4) (5) (7)	S +	5.25%		10.59%	10/2/2028		5,802	5,737	5,802	0.58
Alera Group Holdings, Inc. (4) (5) (7)	S +	5.25%		10.59%	10/2/2028		22,723	22,366	22,723	2.27
Galway Borrower, LLC (4) (5) (6)	S +	5.25%		10.68%	9/29/2028		11,545	(53)	(58)	(0.01)
Galway Borrower, LLC (4) (5) (6) (7)	S +	5.25%		10.69%	9/29/2028		3,364	421	445	0.04
Galway Borrower, LLC (4) (5) (7)	S +	5.25%		10.68%	9/29/2028		26,382	25,952	26,250	2.62
Higginbotham Insurance Agency, Inc. (4) (5) (7)	S +	5.50%		10.94%	11/24/2028		7,236	7,076	7,236	0.72
Higginbotham Insurance Agency, Inc. (4) (5) (7)	S +	5.50%		10.94%	11/24/2028		16,291	16,197	16,291	1.63
Integrity Marketing Acquisition, LLC (4) (5) (6)	S +	6.00%		11.35%	8/27/2026		20	—	—	—
Integrity Marketing Acquisition, LLC (4) (5) (6)	S +	6.00%		11.35%	8/27/2026		246	85	86	0.01
Integrity Marketing Acquisition, LLC (4) (5)	S +	6.02%		11.47%	8/27/2026		4,698	4,660	4,675	0.47
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (7)	S +	5.50%		10.84%	11/1/2028		1,260	1,239	1,257	0.12
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (7)	S +	5.50%		10.84%	11/1/2028		3,153	3,099	3,145	0.31
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (7)	S +	5.50%		10.84%	11/1/2028		11,209	11,021	11,181	1.12
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (7)	S +	5.50%		10.84%	11/1/2028		3,131	3,078	3,123	0.31
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (6)	S +	5.50%		10.84%	11/1/2027		532	(8)	(1)	—
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (6)	S +	5.50%		10.84%	11/1/2028		37,200	6,118	6,054	0.60
RSC Acquisition, Inc. (4) (5) (6)	S +	6.00%		11.33%	11/1/2029		1,408	533	549	0.05
RSC Acquisition, Inc. (4) (5)	S +	6.00%		11.33%	11/1/2029		4,570	4,519	4,570	0.46
RSC Acquisition, Inc. (4) (5)	S +	5.50%		10.98%	11/1/2029		10,830	10,830	10,776	1.07
RSC Acquisition, Inc. (4) (5)	S +	5.50%		10.98%	11/1/2029		4,212	4,212	4,190	0.42
RSC Acquisition, Inc. (4) (5)	S +	5.50%		10.98%	11/1/2029		678	678	674	0.07
THG Acquisition, LLC (4) (5)	S +	5.50%		10.94%	12/2/2026		2,131	2,104	2,109	0.21
THG Acquisition, LLC (4) (5) (6)	S +	5.75%		11.19%	12/1/2025		187	66	66	0.01
								134,210	135,921	13.56
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V. (4) (5) (9)	E +	5.75%		9.56%	5/1/2031	EUR	24,615	25,778	25,986	2.59
Circana Group, L.P. (4) (5) (7)	S +	7.50%	(2.00% PIK)	10.85%	12/1/2028		23,351	22,896	23,001	2.29
Circana Group, L.P. (4) (5) (6)	S +	5.00%		10.34%	12/1/2027		1,507	959	960	0.10
Iconic Purchaser Corporation (4) (5) (7)	S +	6.00%		11.44%	11/16/2028		10,615	10,172	9,341	0.93

Investments- non-controlled/ non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Iconic Purchaser Corporation (4) (5) (6)	S +	5.50%		10.94%	11/15/2027		877	665	595	0.06
								60,470	59,883	5.97
Printing and Publishing
Recorded Books Inc. (4) (5) (6)	S +	6.25%		11.60%	8/31/2028		1,557	(20)	—	—
Recorded Books Inc. (4) (5) (7)	S +	6.25%		11.60%	9/3/2030		19,147	18,864	19,147	1.91
								18,844	19,147	1.91
Retail Stores
D&D Buyer LLC (4) (5)	S +	6.75%		12.18%	10/4/2028		18,329	18,085	18,329	1.83
D&D Buyer LLC (4) (5) (6)	S +	6.75%		12.18%	10/4/2028		4,605	(49)	—	—
D&D Buyer LLC (4) (5) (6)	S +	6.75%		12.18%	10/4/2028		1,974	(25)	—	—
Follett Corporation (4) (5)	S +	10.25%	(2.00% PIK)	15.69%	2/1/2027		10,025	9,986	9,073	0.91
New Look Vision Group, Inc. (4) (5) (9)	S +	6.00%	(2.00% PIK)	11.48%	5/26/2028		39	37	39	—
New Look Vision Group, Inc. (4) (5) (7) (9)	C +	6.00%	(2.00% PIK)	11.03%	5/26/2028	CAD	8,163	5,849	5,861	0.59
New Look Vision Group, Inc. (4) (5) (6) (9)	C +	5.50%		10.53%	5/26/2026	CAD	1,125	37	17	—
New Look Vision Group, Inc. (4) (5) (9)	C +	5.50%		10.53%	5/26/2028	CAD	552	395	389	0.04
New Look Vision Group, Inc. (4) (5) (7) (9)	S +	5.50%		10.98%	5/26/2028		353	334	340	0.03
New Look Vision Group, Inc. (4) (5) (7) (9)	C +	5.50%		10.53%	5/26/2028	CAD	1,060	759	748	0.07
TC Signature Holdings, LLC (4) (5) (6)	S +	7.25%		12.59%	3/31/2025		1,552	(8)	(70)	(0.01)
TC Signature Holdings, LLC (4) (5)	S +	6.50%		12.10%	5/4/2028		776	754	768	0.08
TC Signature Holdings, LLC (4) (5) (8)	S +	7.25%		12.10%	5/4/2028		13,601	13,485	12,989	1.30
								49,639	48,483	4.84
Services: Business
Baker Tilly Advisory Group, LP (4) (5) (6)	S +	5.00%		10.34%	6/3/2030		3,424	(25)	(26)	—
Baker Tilly Advisory Group, LP (4) (5) (6)	S +	5.00%		10.34%	6/3/2031		3,113	(5)	(23)	—
Baker Tilly Advisory Group, LP (4) (5)	S +	5.00%		10.34%	6/3/2031		15,563	15,448	15,447	1.54
FR Vision Holdings, Inc. (4) (5) (6)	S +	5.50%		10.83%	1/21/2030		1,431	(13)	—	—
FR Vision Holdings, Inc. (4) (5) (6)	S +	5.50%		10.83%	1/20/2031		5,720	1,476	1,490	0.15
FR Vision Holdings, Inc. (4) (5)	S +	5.50%		10.83%	1/20/2031		17,700	17,531	17,700	1.77
GC Waves Holdings, Inc. (4) (5) (6)	S +	6.00%		11.44%	8/10/2029		1,498	456	482	0.05
GC Waves Holdings, Inc. (4) (5)	S +	5.25%		10.69%	8/10/2029		75	73	75	0.01
GC Waves Holdings, Inc. (4) (6)	S +	6.00%		11.44%	8/13/2026		676	—	—	—
GC Waves Holdings, Inc. (4) (5) (7)	S +	5.25%		10.69%	8/11/2028		14,009	13,804	14,009	1.40
Geosyntec Consultants (4) (5)	S +	5.25%		10.59%	5/18/2029		694	692	694	0.07
Geosyntec Consultants (4) (5)	S +	5.25%		10.59%	5/18/2029		148	147	148	0.01
Geosyntec Consultants (4) (5) (6)	S +	5.25%		10.59%	5/18/2027		109	—	—	—
GI Apple Midco LLC (4) (5) (6)	S +	6.75%		12.09%	4/19/2029		1,322	261	283	0.03
GI Apple Midco LLC (4) (5) (7)	S +	6.75%		12.09%	4/19/2030		8,602	8,448	8,688	0.87
GI Apple Midco LLC (4) (5) (6)	S +	6.75%		12.09%	4/19/2030		1,888	176	226	0.02
IG Investment Holdings, LLC (4) (5) (7) (8)	S +	6.00%		11.43%	9/22/2028		55,801	55,335	55,661	5.55

Investments- non-controlled/ non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
IG Investment Holdings, LLC (4) (5) (6)	S +	6.00%		11.43%	9/22/2027		3,113	(36)	(8)	—
JS Held, LLC (4) (5) (8)	S +	5.50%		10.98%	12/1/2026		8,434	8,434	8,392	0.84
JS Held, LLC (4) (5) (8)	L +	5.50%		10.98%	7/1/2025		4,680	4,680	4,657	0.46
JS Held, LLC (4) (5) (6) (8)	S +	5.50%		10.98%	12/1/2026		452	407	404	0.04
PT Intermediate Holdings III, LLC (4) (5) (6)	S +	4.75%		10.08%	4/9/2030		935	(1)	(2)	—
PT Intermediate Holdings III, LLC (4) (5) (7)	S +	5.00%	(1.75% PIK)	10.33%	4/9/2030		16,133	16,092	16,092	1.60
Rimkus Consulting Group Inc. (4) (5) (6)	S +	5.25%		10.55%	4/1/2030		1,193	(9)	(9)	—
Rimkus Consulting Group Inc. (4) (5)	S +	5.25%		10.55%	4/1/2031		8,950	8,885	8,883	0.89
Rimkus Consulting Group Inc. (4) (5) (6)	S +	5.25%		10.55%	4/1/2031		2,238	(3)	(17)	—
Speed Midco 3 S.a r.l. (4) (5) (9)	E +	4.95%		8.67%	6/5/2031	EUR	—	(1)	—	—
Speed Midco 3 S.a r.l. (4) (5) (9)	SN +	4.95%		10.15%	6/5/2031	GBP	2,498	3,139	3,142	0.31
Speed Midco 3 S.a r.l. (4) (5) (7) (9)	S +	4.95%		10.28%	6/5/2031		36,747	36,561	36,563	3.65
Speed Midco 3 S.a r.l. (4) (5) (7) (8) (9)	E +	4.95%		8.67%	6/5/2031	EUR	15,595	16,601	16,631	1.66
STV Group, Inc. (4) (5) (6)	S +	5.00%		10.33%	3/20/2031		3,256	(5)	(24)	—
STV Group, Inc. (4) (5)	S +	5.00%		10.33%	3/20/2031		11,367	11,256	11,282	1.12
STV Group, Inc. (4) (5) (6)	P +	3.00%		12.50%	3/20/2030		2,279	121	125	0.01
								219,925	220,965	22.05
Services: Consumer
Bradyifs Holdings, LLC (4) (5) (6)	S +	6.00%		11.33%	10/31/2029		3,212	1,979	1,990	0.20
Bradyifs Holdings, LLC (4) (5) (7)	S +	6.00%		11.33%	10/31/2029		29,083	28,801	29,083	2.90
Bradyifs Holdings, LLC (4) (5) (6)	S +	6.00%		11.33%	10/31/2029		2,476	(22)	—	—
Denali Midco 2 LLC (4) (5)	S +	6.50%		11.94%	12/22/2027		1,985	1,972	1,985	0.20
Denali Midco 2 LLC (4) (5)	S +	6.50%		11.94%	12/22/2027		7,369	7,321	7,369	0.73
Denali Midco 2 LLC (4) (5)	S +	6.50%		11.94%	12/22/2027		2,294	2,280	2,294	0.23
Denali Midco 2 LLC (4) (5)	S +	6.50%		11.94%	12/22/2027		985	979	985	0.10
Denali Midco 2 LLC (4) (5) (6)	S +	5.75%		11.18%	12/22/2027		9,997	1,034	1,055	0.11
Denali Midco 2 LLC (4) (5)	S +	6.50%		11.94%	12/22/2027		493	489	493	0.05
Denali Midco 2 LLC (4) (5)	S +	6.50%		11.94%	12/22/2027		1,679	1,668	1,679	0.17
Kleinfelder Group, Inc.(The) (4) (5) (6)	S +	6.25%		11.59%	9/1/2030		2,907	—	—	—
Kleinfelder Group, Inc.(The) (4) (5) (7)	S +	6.25%		11.59%	11/28/2025		14,744	14,646	14,744	1.47
Kleinfelder Group, Inc.(The) (4) (5) (6)	S +	6.25%		11.59%	8/4/2028		1,938	(16)	—	—
Nuevoco2, LLC (4) (5) (7)	S +	5.75%		11.19%	6/1/2029		14,904	14,762	14,755	1.47
Nuevoco2, LLC (4) (5)	S +	5.75%		11.19%	6/1/2029		7,489	7,419	7,414	0.74
Nuevoco2, LLC (4) (5)	S +	5.75%		11.19%	6/1/2029		100	99	99	0.01
								83,411	83,945	8.38
Technology & Electronics
Chase Intermediate, LLC (4) (5) (6) (8)	S +	4.75%		10.07%	10/30/2028		17,810	136	134	0.01
Chase Intermediate, LLC (4) (5) (6)	S +	4.75%		10.07%	10/30/2028		890	(7)	(7)	—
Granicus, Inc. (4) (5) (6)	P +	4.25%		12.75%	1/17/2031		702	8	8	—
Granicus, Inc. (4) (5)	S +	5.75%	(2.25% PIK)	11.08%	1/17/2031		4,985	4,962	4,960	0.50

Investments- non-controlled/ non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Granicus, Inc. (4) (5) (6)	S +	5.75%	(2.25% PIK)	11.08%	1/17/2031		740	—	(4)	—
								5,099	5,091	0.51

Total First Lien Debt								$1,528,263	$1,537,031	153.37%

Second Lien Debt
Aerospace and Defense
Peraton Corp. (4) (7)	S +	8.00%		13.43%	2/1/2029		6,500	6,480	6,551	0.65
Peraton Corp. (4) (7)	S +	7.75%		13.18%	2/1/2029		17,093	16,898	17,196	1.72
								23,378	23,747	2.37
Automobile
Fastlane Parent Company, Inc. (4) (7)	S +	8.75%		14.10%	12/21/2026		550	536	547	0.06
								536	547	0.06
Banking
Orion Advisor Solutions, Inc. (4) (5)	S +	8.50%		13.83%	9/24/2028		5,613	5,489	5,557	0.55
								5,489	5,557	0.55
Capital Equipment
Infinite Bidco LLC (4) (7) (8)	S +	7.00%		12.59%	3/2/2029		5,820	5,036	4,947	0.49
								5,036	4,947	0.49
Containers, Packaging and Glass
Berlin Packaging LLC (4) (5)	E +	7.25%		10.97%	12/8/2029	EUR	2,176	2,289	2,332	0.23
Berlin Packaging LLC (4) (5)	S +	6.75%		12.08%	12/9/2029		170	166	170	0.02
Berlin Packaging LLC (4) (5)	E +	7.25%		10.95%	12/28/2029	EUR	369	389	396	0.04
Technimark Holdings LLC (4) (5) (7)	S +	6.75%		12.21%	7/9/2029		640	612	633	0.06
Technimark Holdings LLC (4) (5) (7)	S +	6.75%		12.21%	7/9/2029		240	230	237	0.03
								3,686	3,768	0.38
Healthcare, Education and Childcare
Bella Holding Company, LLC (4) (5) (7)	S +	7.00%		12.44%	5/10/2029		11,880	11,579	11,880	1.19
Electron BidCo Inc. (4) (5) (7)	S +	6.75%		12.21%	11/1/2029		7,862	7,736	7,822	0.78
								19,315	19,702	1.97
High Tech
Escape Velocity Holdings, Inc. (4) (5) (7)	S +	7.50%		13.07%	10/8/2029		1,300	1,236	1,287	0.13
Gainwell Acquisition Corp. (4) (5) (7)	S +	8.00%		13.41%	10/2/2028		1,260	1,228	1,216	0.12
Imprivata, Inc. (4) (5)	S +	6.25%		11.58%	12/1/2028		1,366	1,311	1,366	0.14
Maverick Bidco Inc. (4) (5) (7)	S +	6.75%		12.23%	5/18/2029		460	438	447	0.04
OceanKey (U.S.) II Corp. (4) (5) (7)	S +	6.75%		12.19%	12/17/2029		2,240	2,100	2,218	0.22
Polaris Newco LLC (4) (5) (7)	S +	9.00%		14.45%	6/4/2029		29,935	28,965	29,934	2.99
								35,278	36,468	3.64
Services: Business
Transact Holdings, Inc. (4) (5) (7)	S +	8.50%		13.96%	4/30/2027		2,294	2,285	2,294	0.23
Vision Solutions, Inc. (4)	S +	7.25%		12.84%	4/23/2029		11,400	10,470	11,015	1.10
								12,755	13,309	1.33
Services: Consumer

Investments- non-controlled/ non-affiliated (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
All My Sons Moving and Storage of Kansas LLC (4) (5) (7)	S +	7.75%	13.21%	10/25/2029	1,740	1,686	1,736	0.17
						1,686	1,736	0.17
Telecommunications
Vertical Bridge, LLC (4)			8.87%	5/15/2054	2,900	2,900	2,937	0.29
						2,900	2,937	0.29

Total Second Lien Debt						$110,059	$112,718	11.25%
Total Investments—non-controlled/non-affiliated						$1,638,322	$1,649,749	164.62%
Total Portfolio Investments						$1,638,322	$1,649,749	164.62%

(1)Unless otherwise indicated, issuers of debt investments held by the Company (which such term “Company” shall include the Company’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Eurolibor ("E"), or SOFR including SOFR adjustment, if any, (“S”), SONIA ("SN"), CDOR (“C”), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option which generally resets periodically. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. For each such loan, the Company has provided the interest rate in effect on the date presented.
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

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
123Dentist Inc.	CAD Delayed Draw Term Loan	08/10/2029	49	(14)
Alera Group Holdings, Inc.	2023 Delayed Draw Term Loan	10/02/2028	16,024	320
Antylia Scientific	Revolver	10/30/2026	244	(2)
Associations, Inc.	2024 2nd Amendment Revolver	07/03/2028	775	—
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	07/03/2028	967	—
Baker Tilly Advisory Group, LP	Revolver	06/03/2030	3,424	(26)
Baker Tilly Advisory Group, LP	Delayed Draw Term Loan	06/03/2031	3,113	(23)
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/07/2030	759	(8)
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	1,075	(5)
Beacon Pointe Advisors,LLC	2024 Delayed Draw Term Loan	12/29/2028	15,000	(75)
Bottomline Technologies Inc.	Revolver	05/15/2028	972	(12)
Bradyifs Holdings, LLC	2023 Revolver	10/31/2029	2,476	—
Bradyifs Holdings, LLC	2023 Delayed Draw Term Loan	10/31/2029	1,223	—
Broadcast Music, Inc.	Revolver	01/02/2030	1,892	(9)
CentralSquare Technologies, LLC	2024 Revolver	04/11/2030	1,929	(14)
Chase Intermediate, LLC	2023 Delayed Draw Term Loan	10/30/2028	17,542	(132)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	890	(7)
Circana Group, L.P.	2024 Revolver	12/21/2027	525	(8)
CNSI Holdings, LLC	2024 Delayed Draw Term Loan	12/17/2029	26,444	(66)
CNSI Holdings, LLC	Revolver	12/17/2029	2,259	(6)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Community Brands Parentco, LLC	Revolver	02/24/2028	113	—
CPI Buyer, LLC	2024 2nd Amendment Delayed Draw Term Loan	11/01/2026	8,800	(88)
CPI Holdco, LLC	2021 Revolver	10/30/2026	5,108	(51)
CSAT Solutions Holding LLC	Revolver	06/30/2028	1,159	—
D&D Buyer LLC	Revolver	10/04/2028	1,974	—
D&D Buyer LLC	Delayed Draw Term Loan	10/04/2028	4,605	—
Denali Midco 2 LLC	2023 Incremental Delayed Draw Term Loan 5	12/22/2027	8,867	(67)
Diligent Corporation	2024 Revolver	08/02/2030	2,565	(19)
Diligent Corporation	2024 Delayed Draw Term Loan	08/02/2030	4,848	(36)
Eagan Sub, Inc.	2023 Revolver	06/01/2029	2,267	—
Evergreen IX Borrower 2023 LLC	Revolver	10/01/2029	877	—
FR Vision Holdings, Inc.	Revolver	01/21/2030	1,431	—
FR Vision Holdings, Inc.	Delayed Draw Term Loan	01/20/2031	4,230	—
Galway Borrower, LLC	Revolver	09/29/2028	2,903	(15)
Galway Borrower, LLC	2024 3rd Amendment Delayed Draw Term Loan	09/29/2028	11,545	(58)
Gateway US Holdings, Inc.	Revolver	09/22/2026	325	—
GC Waves Holdings, Inc.	2023 Delayed Draw Term Loan	08/10/2029	1,016	—
GC Waves Holdings, Inc.	Revolver	08/13/2026	676	—
Geosyntec Consultants	Revolver	05/18/2027	109	—
GI Apple Midco LLC	Revolver	04/19/2029	1,039	—
GI Apple Midco LLC	Delayed Draw Term Loan	04/19/2030	1,681	17
Global Music Rights	Revolver	08/27/2029	669	(3)
Granicus, Inc.	2024 Revolver	01/17/2031	691	(3)
Granicus, Inc.	2024 Delayed Draw Term Loan	01/17/2031	740	(4)
GS AcquisitionCo, Inc.	Revolver	05/25/2028	288	(1)
Iconic Purchaser Corporation	Revolver	11/15/2027	177	(21)
IG Investment Holdings, LLC	2021 Revolver	09/22/2027	3,113	(8)
Integrity Marketing Acquisition, LLC	2023 Amendment No.14 Delayed Draw Term Loan	08/27/2026	159	(1)
Integrity Marketing Acquisition, LLC	2023 Amendment No.14 Revolver	08/27/2026	20	—
JS Held, LLC	2019 Revolver	12/01/2026	45	—
Kaseya, Inc.	2022 Delayed Draw Term Loan	06/25/2029	1,708	—
Kaseya, Inc.	2022 Revolver	06/25/2029	1,441	—
Kleinfelder Group, Inc.(The)	Revolver	08/04/2028	1,938	—
Kleinfelder Group, Inc.(The)	2023 Delayed Draw Term Loan	09/01/2030	2,907	—
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	3,636	—
Mammoth Holdings, LLC	2023 Delayed Draw Term Loan	11/15/2030	727	—
Mantech International CP	2024 Delayed Draw Term Loan	09/14/2029	4,137	—
Mantech International CP	2024 Revolver Tranche A	09/14/2028	3,238	—
Medvet Associates LLC	Delayed Draw Term Loan	06/25/2031	14,000	(70)
Meridian Adhesives Group, Inc.	2022 1st Lien Delayed Draw Term Loan	09/03/2029	671	7
Ministry Brands Purchaser, LLC	Revolver	12/30/2027	155	(3)
Model N, Inc.	2024 Revolver	06/27/2031	3,299	(16)
Model N, Inc.	2024 Delayed Draw Term Loan	06/27/2031	6,185	(31)
MRI Software LLC	2023 Delayed Draw Term Loan 5	02/10/2027	15,188	—
MRI Software LLC	2020 Revolver	02/10/2027	1,864	(15)
NCWS Intermediate, Inc.	2024 Revolver	12/31/2029	6,972	(70)
NCWS Intermediate, Inc.	2024 Delayed Draw Term Loan	12/31/2029	4,183	(42)
New Look Vision Group, Inc.	CAD Revolver	05/26/2026	777	(229)
Next Holdco, LLC	Delayed Draw Term Loan	11/12/2030	3,071	—

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Next Holdco, LLC	Revolver	11/09/2029	1,153	—
Ohio Transmission Corporation	2023 Revolver	12/19/2028	1,356	—
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	1,424	—
PDI TA Holdings, Inc.	2024 Delayed Draw Term Loan	02/03/2031	734	(4)
PDI TA Holdings, Inc.	2024 Revolver	02/03/2031	317	(2)
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/01/2027	532	(1)
Peter C. Foy & Associates Insurance Services, LLC	2024 Delayed Draw Term Loan E	11/01/2028	31,052	(78)
PetVet Care Centers, LLC	2023 Delayed Draw Term Loan	11/15/2030	3,258	(41)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	3,258	(41)
Poly-Wood, LLC	Delayed Draw Term Loan	03/20/2030	3,144	(31)
Poly-Wood, LLC	Revolver	03/20/2030	3,144	(31)
PPV Intermediate Holdings LLC	Revolver	08/31/2029	2,732	(7)
PPV Intermediate Holdings LLC	2023 Delayed Draw Term Loan	08/31/2029	1,614	—
PT Intermediate Holdings III, LLC	2024 Delayed Draw Term Loan	04/09/2030	935	(2)
Recorded Books Inc.	2023 Revolver	08/31/2028	1,557	—
Revalize, Inc.	Revolver	04/15/2027	191	(7)
Rimkus Consulting Group Inc.	Revolver	04/01/2030	1,193	(9)
Rimkus Consulting Group Inc.	Delayed Draw Term Loan	04/01/2031	2,238	(17)
RSC Acquisition, Inc.	2023 Delayed Draw Term Loan	11/01/2029	859	—
Shelby 2021 Holdings Corp.	2024 Tranche 3 Delayed Draw Term Loan	06/29/2028	15,121	(76)
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	1,564	(8)
Spectrum Automotive Holdings, Corp.	2021 Tranche 1 Delayed Draw Term Loan	06/29/2028	1,456	(7)
STV Group, Inc.	2024 Delayed Draw Term Loan	03/20/2031	3,256	(24)
STV Group, Inc.	2024 Revolver	03/20/2030	2,137	(16)
TC Signature Holdings, LLC	Delayed Draw Term Loan	03/31/2025	1,552	(70)
THG Acquisition, LLC	2021 Revolver	12/01/2025	121	—
Truck-Lite Co., LLC	2024 Delayed Draw Term Loan	02/13/2031	4,186	(31)
Truck-Lite Co., LLC	2024 Revolver	02/13/2030	4,046	(30)
Wesco Group LLC	2022 USD Revolver	10/07/2027	481	(4)
Wesco Group LLC	CAD Incremental Revolver	10/16/2028	267	(73)
			$340,597	$(1,524)
(7)Assets or a portion thereof are pledged as collateral for the TRP OHA SPV Funding I, LLC. See Note 6 “Debt”.
(8)Position or portion thereof unsettled as of June 30, 2024.
(9)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, non-qualifying assets totaled 4.8% of the Company’s total assets.
(10) As of June 30, 2024, the estimated net unrealized gain for federal tax purposes was $4.6 million based on an estimated tax basis of $1,645.2 million. As of June 30, 2024, the estimated aggregate gross unrealized loss for federal income tax purposes was $11.3 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $15.9 million.

ADDITIONAL INFORMATION

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 292	Canadian Dollar 400	9/26/2024	$(1)
State Street Bank & Trust Company	U.S. Dollar 33,507	Canadian Dollar 46,000	9/26/2024	(54)
State Street Bank & Trust Company	U.S. Dollar 45,855	Euro 42,600	9/26/2024	40
State Street Bank & Trust Company	U.S. Dollar 3,170	Great Britain Pound 2,500	9/26/2024	9
				$(6)

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
(9)    The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets totaled 3.0% of the Company’s total asset.
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
				$(1,048)

T. Rowe Price OHA Select Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
Note 1. Organization
T. Rowe Price OHA Select Private Credit Fund (the “Company”), was initially formed on December 16, 2021 as a Delaware limited liability company and subsequently converted into a Delaware statutory trust on March 2, 2022. OHA Private Credit Advisors, LLC (the “Adviser”) is the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. The Company is a closed-end investment company that has filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).
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
The Company will offer on a continuous basis up to $2.5 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company will offer to sell any combination of three classes of common shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes will have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the common shares of beneficial interest was $25.00 per share. Thereafter, the purchase price per share for each class of common shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. T. Rowe Price Investment Services, Inc., the managing dealer (the “Managing Dealer”) will use its best efforts to sell shares but is not obligated to purchase or sell any specific amount of shares in the Offering. The Company may also engage in private offerings of its common shares. As of June 30, 2024 and December 31, 2023, the Company had 35,569,165 and 25,158,870, respectively, of Class I shares issued and outstanding, and received net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $971.5 million and $678.9 million, respectively, as payment for such shares. As of June 30, 2024, the Company had 246,534 of Class S shares issued and outstanding, and received net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $6.9 million as payment for such shares. As of December 31, 2023, there were no Class S shares issued and outstanding. There were no Class D shares issued and outstanding as of June 30, 2024 and December 31, 2023.
Note 2. Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company and accordingly will follow the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein. The Company commenced operations on November 14, 2022 and its fiscal year ends on December 31.
Basis of Consolidation
 As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.
The Company consolidated the results of its wholly-owned subsidiaries, TRP OHA SPV Funding I, LLC and OCREDIT Holding S. à r.l. All intercompany transactions have been eliminated in consolidation.

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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash, cash equivalents and restricted cash with high credit-quality institutions to minimize credit risk exposure. As of June 30, 2024 and December 31, 2023, the Company had $61.9 million and $4.8 million of restricted cash, respectively. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company's financing transactions. As of June 30, 2024 and December 31, 2023, approximately $2.0 million and $1.2 million of the cash, cash equivalents, and restricted cash balances were denominated in a foreign currency, respectively.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2024 and December 31, 2023, there were no loans placed on non-accrual status.
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
•The Valuation Committee then determines fair value marks for each of the Company’s portfolio investments; and
•The Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of June 30, 2024 and December 31, 2023, the Company had $15.1 million and $9.0 million of receivables for investments sold, respectively. As of June 30, 2024 and December 31, 2023, the Company had $84.7 million and $0.2 million of payables for investments purchased, respectively.
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
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations in translation of assets and liabilities in foreign currencies on the Consolidated Statement of Operations, if any. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

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
Organizational costs, primarily for legal expenses associated with the establishment of the Company, are expensed as incurred. The Company did not incur organizational costs during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company incurred organization costs of $0.1 million and $0.1 million, respectively.

Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and included as a deferred offering cost asset on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of June 30, 2024 and December 31, 2023, the Company had capitalized $0.9 million and $1.7 million of offering costs, respectively. For the three and six months ended June 30, 2024. the Company had incurred amortization of deferred offering costs of $0.9 million and $1.6 million respectively. For the three and six months ended June 30, 2023, the Company did not incur amortization of deferred offering costs.
Income Taxes
The Company was a disregarded entity for U.S. federal income tax purposes until June 29, 2023, when it became a C Corporation. The Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its fiscal year (or period) ending December 31, 2023. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company. Income earned or loss incurred by the Company prior to the period in which it intends to elect to be treated as a RIC is not attributable to the shareholders of the RIC. As such, income or loss from this period is excluded from the RIC's taxable income calculation.
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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company did not incur excise tax for the three and six months ended June 30, 2024 and June 30, 2023.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through June 30, 2024. As applicable, the Company’s prior year remains subject to examination by U.S. federal, state and local tax authorities.
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

New Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")," which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact to its consolidated financial statements.
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
The Adviser agreed not to charge the Company a management fee until the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. The Adviser further agreed to waive its management fee until the date immediately after the first six months following the date on which the Company’s registration statement became effective. For the three and six months ended June 30, 2024, the Company incurred management fees of $2.7 million and $5.0 million, respectively, of which $0.0 million and $2.3 million were waived, respectively. For the three and six months ended June 30, 2023, the Company did not incur management fees. As of June 30, 2024, $2.7 million remained payable related to the base management fee accrued in management fee payable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2023, there was no management fee payable as all management fees had been waived.
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
The Adviser agreed not to charge the Company an incentive fee until the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. The Adviser further agreed to waive its incentive fee until the date immediately after the first six months following the date on which the Company’s registration statement became effective. For the three and six months ended June 30, 2024, the Company incurred income incentive fees of $3.5 million and $6.8 million, respectively, of which $0.0 million and $3.4 million, respectively, were waived. For the three and six months ended June 30, 2023, the Company did not incur income incentive fees. As of June 30, 2024, $3.5 million remained payable related to the income incentive fee accrued in income incentive fee payable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2023, there was no income incentive fee payable as all income incentive fees had been waived.
For the three and six months ended June 30, 2024 and June 30, 2023, the Company incurred no capital gains incentive fees.

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
For the three and six months ended June 30, 2024, the Adviser made $0.5 million and $0.6 million in Expense Payments on behalf of the Company, respectively. For the three and six months ended June 30, 2023, the Adviser did not make any Expense Payments on behalf of the Company. For the three and six months ended June 30, 2024 and June 30, 2023, the Company made no Reimbursement Payments to the Adviser. As of June 30, 2024 and December 31, 2023, the Company had receivables of $0.8 million and $0.1 million, respectively, from the Adviser for expense support payments, which offset accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. As of June 30, 2024 and December 31, 2023, total expense payments made by the Adviser on behalf of the Company were $0.9 million and $0.3 million, respectively, and total unreimbursed expense payments were $0.9 million and $0.3 million, respectively.
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
The Company incurred expenses related to the Administrator of $0.8 million and $1.2 million for the three and six months ended June 30, 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statement of Operations. The Company incurred expenses related to the Administrator of $0.0 million and $0.1 million for the three and six months ended June 30, 2023, respectively, which is included in other general and administrative expenses on the Consolidated Statement of Operations. As of June 30, 2024 and December 31, 2023, expenses related to the Administrator that were payable, are included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities.
The sub-administrator is compensated for performing its sub-administrative services under the sub-administration agreement. For the three and six months ended June 30, 2024, the Company incurred expenses related to the sub-administrator of $0.3 million and $0.7 million, respectively, which is included in administrative service expenses on the Consolidated Statement of Operations and the payable included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2023, the Company incurred expenses related to the sub-administrator of $0.0 million and $0.0 million, respectively, which is included in administrative service expenses on the Consolidated Statement of Operations and the payable included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2024, the Company accrued distribution and shareholder servicing fees for Class S shares of $0.0 million and $0.0 million, respectively, and did not accrue any such fees for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2024 and June 30, 2023, the Company did not accrue distribution or shareholder servicing fees for Class D shares.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,528,263	$1,537,031	93.2%	$1,029,099	$1,043,304	90.8%
Second Lien Debt	110,059	112,718	6.8	102,627	105,108	9.2
Total	$1,638,322	$1,649,749	100.0%	$1,131,726	$1,148,412	100.0%

The industry composition of investments based on fair value as of June 30, 2024 and December 31, 2023 were as follows:

June 30, 2024
Healthcare, Education and Childcare	20.3%
Services: Business	14.2
High Tech	14.2
Insurance	8.2
Automobile	8.1
Services: Consumer	5.2
Capital Equipment	4.4
Finance	4.2
Media: Diversified & Production	3.6
Aerospace and Defense	3.5
Consumer Goods: Durable	3.0
Retail Stores	2.9
Chemicals, Plastics and Rubber	2.2
Cargo Transport	1.5
Printing and Publishing	1.2
Broadcasting and Entertainment	1.1
Buildings and Real Estate	0.9
Containers, Packaging and Glass	0.5
Banking	0.3
Technology & Electronics	0.3
Telecommunications	0.2
Total	100.0%

December 31, 2023
High Tech	17.6%
Healthcare, Education and Childcare	14.4
Services: Consumer	10.7
Automobile	8.6
Services: Business	7.9
Insurance	7.6
Aerospace and Defense	6.1
Retail Stores	4.3
Finance	3.3
Chemicals, Plastics and Rubber	3.0
Consumer Goods: Durable	2.9
Media: Diversified & Production	2.9
Capital Equipment	2.5
Buildings and Real Estate	2.4
Cargo Transport	2.3
Printing and Publishing	1.4
Broadcasting and Entertainment	0.7
Construction & Building	0.5
Containers, Packaging and Glass	0.5
Banking	0.2
Mining, Steel, Iron and Non-Precious Metals	0.2
Technology & Electronics	—
Total	100.0%

The geographic composition of investments at cost and fair value as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,548,190	$1,559,385	94.5%	155.6%
Switzerland	56,300	56,336	3.4	5.6
Germany	25,778	25,986	1.6	2.6
Canada	8,054	8,042	0.5	0.8
Total	$1,638,322	$1,649,749	100.0%	164.6%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,118,457	$1,134,753	98.8%	161.1%
Canada	7,297	7,462	0.7	1.0
Switzerland	5,972	6,197	0.5	0.9
Total	$1,131,726	$1,148,412	100.0%	163.0%

Note 5.  Fair Value of Investments
The following tables present the fair value hierarchy of investments as of June 30, 2024 and December 31, 2023, categorized by the ASC 820 valuation hierarchy, as previously described:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,537,031	$1,537,031
Second Lien Debt	—	43,192	69,526	112,718
Total	$—	$43,192	$1,606,557	$1,649,749

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,043,304	$1,043,304
Second Lien Debt	—	32,557	72,551	105,108
Total	$—	$32,557	$1,115,855	$1,148,412
The following tables present the change in the fair value of financial instruments for the three and six months ended June 30, 2024 and June 30, 2023, for which Level 3 inputs were used to determine the fair value:

	Three Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$1,276,420	$51,181	$1,327,601
Purchases of investments	373,280	25,434	398,714
Proceeds from principal repayments and sales of investments	(110,677)	(7,530)	(118,207)
Accretion of discount/amortization of premium	2,077	410	2,487
Net realized gain (loss)	(575)	127	(448)
Net change in unrealized appreciation (depreciation)	(3,494)	(96)	(3,590)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$1,537,031	$69,526	$1,606,557
Net change in unrealized appreciation (depreciation) related to financial instruments still held as June 30, 2024	$(1,451)	$96	$(1,355)

	Six Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$1,043,304	$72,551	$1,115,855
Purchases of investments	674,647	25,435	700,082
Proceeds from principal repayments and sales of investments	(178,989)	(27,156)	(206,145)
Accretion of discount/amortization of premium	3,977	968	4,945
Net realized gain (loss)	(446)	127	(319)
Net change in unrealized appreciation (depreciation)	(5,462)	(142)	(5,604)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	(2,257)	(2,257)
Fair value, end of period	$1,537,031	$69,526	$1,606,557
Net change in unrealized appreciation (depreciation) related to financial instruments still held as June 30, 2024	$(1,684)	$520	$(1,164)

(1)Transfers between levels are recognized at the beginning of the year in which the transfers occur. For the three and six months ended June 30, 2024, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

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

(1)For the three and six months ended June 30, 2023, there were no transfers into or out of Level 3.

Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2024 and December 31, 2023.  The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
Assets:
First Lien Debt	$1,379,612	Discounted cash flow	Comparative Yield	8.7% - 17.3% (10.1%)
First Lien Debt	157,419	Precedent Transaction	Transaction Price	N/A
Total First Lien Debt	1,537,031
Second Lien Debt	69,526	Discounted cash flow	Comparative Yield	9.9% - 13.7% (12.2%)
Total Second Lien Debt	69,526
Total	$1,606,557

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
Assets:
First Lien Debt	$982,114	Discounted cash flow	Comparative Yield	8.4% - 12.8% (10.1%)
First Lien Debt	61,190	Precedent Transaction	Transaction Price
Total First Lien Debt	1,043,304
Second Lien Debt	72,551	Discounted cash flow	Comparative Yield	10.0% - 13.1% (12.1%)
Total Second Lien Debt	72,551
Total	$1,115,855

(1) Weighted averages are calculated based on fair value of investments.

The Company used the income approach to determine the fair value of certain Level 3 assets as of June 30, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
Financial instruments disclosed but not carried at fair value

The following table presents the fair value of the Company's debt obligations as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
JPM Credit Facility	$268,646	$246,100
BNP Credit Facility	175,000	312,530
2024A Senior Notes	297,620	—
Total Debt	$741,266	$558,630
The carrying values of the debt obligations (Note 6) generally approximate their respective fair values. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.
The fair value of the debt obligations within the credit facilities and the 2024A Senior Notes would be categorized as Level 2 and Level 3, respectively, under the ASC 820-10 hierarchy.

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, the Company's asset coverage was 234.8% and 226.1%, respectively.
The following tables present the Company’s outstanding borrowings as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value
JPM Credit Facility (1)	$475,000	$268,646	$268,646
BNP Credit Facility (1)	400,000	175,000	175,000
2024A Senior Notes (2)	300,000	300,000	296,697
Total Debt	$1,175,000	$743,646	$740,343

	December 31, 2023
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value
JPM Credit Facility (1)	$475,000	$246,100	$246,100
BNP Credit Facility (1)	400,000	312,530	312,530
Total Debt	$875,000	$558,630	$558,630
(1)Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(2)Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
For the three and six months ended June 30, 2024, the Company had total average borrowings of $611.6 million at a weighted average interest rate of 7.8%, and $573.0 million at a weighted average interest rate of 7.8%, respectively. For the three and six months ended June 30, 2023, the Company had total average borrowings of $34.0 million at a weighted average interest rate of 7.0%, and $32.5 million at a weighted average interest rate of 6.8%, respectively.

A summary of contractual maturities of our debt obligations was as follows as of June 30, 2024:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPM Credit Facility	$268,646	$—	$—	$268,646	$—
BNP Credit Facility	175,000	—	—	175,000	—
2024A Senior Notes	300,000	—	—	300,000	—
Total Debt Obligations	$743,646	$—	$—	$743,646	$—

JPM Credit Facility

On November 15, 2022, the Company entered into a senior secured revolving credit agreement (as amended, the “JPM Credit Agreement” or the “JPM Credit Facility”) as Borrower, with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto. The original facility amount under the JPM Credit Agreement was $50.0 million. On August 29, 2023, the Company entered into Amendment No.1 (the “Amendment”) to the JPM Credit Agreement, and the amended facility amount under the Amendment is $475.0 million. The JPM Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2024, the Company was in compliance with these covenants.
Borrowings under the JPM Credit Facility bear interest at SOFR plus 1.875%. The Company pays an unused commitment fee of 37.5 basis points (0.375%) per annum. The stated maturity date was extended from November 15, 2027 to August 29, 2028 as part of the Amendment.
As of June 30, 2024 and December 31, 2023, there were $268.6 million and $246.1 million of borrowings outstanding under the JPM Credit Facility, respectively.

For the three and six months ended June 30, 2024 and June 30, 2023, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$4,082	$542	$8,220	$1,047
Unused facility fee	241	17	479	35
Amortization of deferred financing costs	225	30	451	47
Total interest and debt financing expense	$4,548	$589	$9,150	$1,129
For the three and six months ended June 30, 2024, the weighted average stated interest rate on the aggregate principal amount of indebtedness outstanding under the JPM Credit Facility was 7.4% and 7.4%, respectively. For the three and six months ended June 30, 2023, the weighted average stated interest rate on the aggregate principal amount of indebtedness outstanding under the JPM Credit Facility was 7.2% and 6.9%, respectively.
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
Proceeds of the loans under the BNP Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the BNP Credit Agreement. The period from the closing date until June 30, 2026 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the BNP Credit Agreement. The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent, the Lenders, the Custodian and the Collateral Administrator, (b) June 30, 2028, and (c) the date on which the Administrative Agent provides notice of the declaration of the final maturity date after the occurrence of an event of default. The Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2024, the Company was in compliance with these covenants.

Assets that are pledged as collateral for the BNP Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the BNP Revolving Credit Facility.

Borrowings under the BNP Credit Facility bear interest at SOFR plus 3.00%. The Company paid the following unused commitment fees effective from December 31, 2023, the six month anniversary of the BNP Credit Facility's closing date, through June 30, 2024: 300 basis points (3.00%) if the unused amount is greater than 75% of the facility amount, 125 basis points (1.25%) if the unused amount is between 50% and 75% of the facility amount, 100 basis points (1.00%) if the unused amount is between 25% and 50% of the facility amount, and 0 basis points (0.00%) if the unused amount is less than 25% of the facility amount. The stated maturity date is June 30, 2028.
As of June 30, 2024 and December 31, 2023, there were $175.0 million and $312.5 million of borrowings outstanding under the BNP Credit Facility, respectively.

For the three and six months ended June 30, 2024 and June 30, 2023, the components of interest expense related to the BNP Credit Facility were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$1,983	$—	$6,778	$—
Unused facility fee	904	—	922	—
Amortization of deferred financing costs	105	—	209	—
Total interest and debt financing expense	$2,992	$—	$7,909	$—

For the three and six months ended June 30, 2024, the weighted average stated interest rate on the aggregate principal amount of indebtedness outstanding under the BNP Credit Facility was 8.4% and 8.4%, respectively.
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

The balance of unamortized debt issuance costs related to the 2024A Notes was $3.3 million and $0.0 million as of June 30, 2024 and December 31, 2023, respectively.

For the three and six months ended June 30, 2024 and June 30, 2023, the components of interest expense related to the 2024A Notes were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$5,828	$—	$7,382	$—
Amortization of debt issuance costs	181	—	245	—
Total interest and debt financing expense	$6,009	$—	$7,627	$—
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
The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its shareholders, as described in Note 2. The fair value of derivative contracts open as of June 30, 2024 and December 31, 2023 is included on the Consolidated Schedules of Investments by contract. The Company had no collateral payable as of June 30, 2024 and December 31, 2023. Collateral amounts posted are included in collateral on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities.
During the three and six months ended June 30, 2024, the average notional exposure for foreign currency forward contracts was $62.6 million and $50.8 million, respectively. During the three and six months ended June 30, 2023, the average notional exposure for foreign currency forward contracts was $13.5 million and $13.5 million, respectively.
The following tables present both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of June 30, 2024 and December 31, 2023.

June 30, 2024
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$—	$(6)	$(6)	$—	$(6)

December 31, 2023
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$—	$(1,048)	$(1,048)	$—	$(1,048)

(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual set off rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the three and six months ended June 30, 2024 was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Realized gain (loss) on foreign currency forward contracts	$541	$480
Net change in unrealized gain (loss) on foreign currency forward contracts	137	1,042
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$678	$1,522
The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the three and six months ended June 30, 2023 was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Realized gain (loss) on foreign currency forward contracts	$—	$—
Net change in unrealized gain (loss) on foreign currency forward contracts	9	9
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$9	$9

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
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024 and December 31, 2023, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	June 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$251,218	$120,709
Unfunded revolving commitments	89,379	54,025
Total unfunded commitments	$340,597	$174,734

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2024, management was not aware of any pending or threatened litigation.
Note 9. Net Assets
As of June 30, 2024 and December 31, 2023, the Company had 35,569,165 and 25,158,870 of Class I shares issued and outstanding with a par value of $0.01 per share, respectively. As of June 30, 2024, the Company had 246,534 of Class S shares issued and outstanding with a par value of $0.01 per share. There were no Class S shares issued and outstanding as of December 31, 2023. There were no Class D shares issued and outstanding as of June 30, 2024 and December 31, 2023.

The following table summarizes capital activity for the three months ended June 30, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	29,645,450	$296	$813,216	$11,086	$(4,590)	$14,601	$834,609
Common shares issued	6,124,316	61	172,058	—	—		172,119
Distribution reinvestment	45,933	1	1,290	—	—	—	1,291
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	25,065	—	—	25,065
Net realized gain (loss)	—	—	—	—	213	—	213
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(3,318)	(3,318)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	137	137
Distributions declared	—	—	—	(27,990)	—	—	(27,990)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance end of period	35,815,699	$358	$986,564	$8,161	$(4,377)	$11,420	$1,002,126

The following table summarizes capital activity for the three months ended June 30, 2023:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	2,000,000	$20	$49,980	$1,276	$19	$(493)	$50,802
Common shares issued	9,449,456	94	248,732	—	—	—	248,826
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	1,129	—	—	1,129
Net realized gain (loss)	—	—	—	—	11	—	11
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	714	714
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	9	9
Distributions declared	—	—	—	—	—	—	—
Tax reclassification of shareholders' equity in accordance with U.S. GAAP
Balance end of period	11,449,456	$114	$298,712	$2,405	$30	$230	$301,491

The following table summarizes capital activity for the six months ended June 30, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	$704,431
Common shares issued	10,575,342	105	297,136	—	—	—	297,241
Distribution reinvestment	81,487	1	2,289	—	—	—	2,290
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	54,721	—	—	54,721
Net realized gain (loss)	—	—	—	—	427	—	427
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(5,260)	(5,260)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,042	1,042
Distributions declared	—	—	—	(52,766)	—	—	(52,766)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance end of period	35,815,699	$358	$986,564	$8,161	$(4,377)	$11,420	$1,002,126

The following table summarizes capital activity for the six months ended June 30, 2023:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	2,000,000	$20	$49,980	$175	$8	$(488)	$49,695
Common shares issued	9,449,456	94	248,732	—	—	—	248,826
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	2,230	—	—	2,230
Net realized gain (loss)	—	—	—	—	22	—	22
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	709	709
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	9	9
Distributions declared	—	—	—	—	—	—	—
Tax reclassification of shareholders' equity in accordance with U.S. GAAP
Balance end of period	11,449,456	$114	$298,712	$2,405	$30	$230	$301,491

The following table summarizes transactions in common shares during the six months ended June 30, 2024:

	Shares	Amount
Class I:
Proceeds from shares sold	10,329,001	$290,322
Repurchase of shares	—	—
Distribution reinvestment	81,294	2,285
Net increase (decrease)	10,410,295	292,607
Class S:
Proceeds from shares sold	246,341	6,919
Repurchase of shares	—	—
Distribution reinvestment	193	5
Net increase (decrease)	246,534	6,924
Total increase (decrease)	10,656,829	$299,531

The Company determines NAV per share as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first business day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available. The following table summarizes each month-end NAV per share for Class S, Class D, and Class I common shares for the six months ended June 30, 2024:

	NAV Per Share
	Class S	Class D (1)	Class I
January 31, 2024	$—	$—	$28.12
February 29, 2024	$—	$—	$28.22
March 31, 2024	$—	$—	$28.15
April 30, 2024	$—	$—	$28.15
May 31, 2024	$28.08	$—	$28.08
June 30, 2024	$27.98	$—	$27.98

(1)There were no Class D shares issued or outstanding during the six months ended June 30, 2024.

Distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2024:

			Class I
Date Declared	Record Date	Payment Date	Regular Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distributions
January 29, 2024	January 31, 2024	February 28, 2024	$0.20	$0.03	$—	$6,152
February 27, 2024	February 29, 2024	March 28, 2024	0.20	0.03	—	6,469
March 27, 2024	March 29, 2024	April 30, 2024	0.20	0.03	0.18	12,155
April 23, 2024	April 30, 2024	May 30, 2024	0.20	0.03	—	7,056
May 28, 2024	May 31, 2024	June 28, 2024	0.20	0.03	—	7,322
June 24, 2024	June 28, 2024	July 30, 2024	0.20	0.03	0.15	13,516
Total			$1.20	$0.18	$0.33	$52,670

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distributions
May 28, 2024	May 31, 2024	June 28, 2024	0.18	$0.03	$—	$8
June 24, 2024	June 28, 2024	July 30, 2024	0.18	0.03	0.15	88
Total			$0.36	$0.06	$0.15	$96

(1) Base distributions per share are net of distribution and/or shareholder servicing fees.

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
There were no distributions declared for the six months ended June 30, 2023.

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

Through June 30, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Common Shares during the six months ended June 30, 2024:

	Class S		Class D (1)		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.57	$96	$—	$—	$1.71	$52,670
Net realized gain	—	—	—	—	—	—
Total	$0.57	$96	$—	$—	$1.71	$52,670
(1)There were no Class D shares issued or outstanding during the six months ended June 30, 2024.

Note 10. Consolidated Financial Highlights
The following are consolidated financial highlights for Class I and Class S common shares outstanding for the six months ended June 30, 2024 and June 30, 2023:

	For the Six Months Ended June 30, 2024
	Class I	Class S(8)
Per Share Data: (1)
Net asset value, beginning of period	$28.00	$28.15
Net investment income	1.80	0.53
Net unrealized and realized gain (loss) (2)	(0.11)	(0.13)
Net increase (decrease) in net assets resulting from operations (3)	1.69	0.40
Distributions declared	(1.71)	(0.57)
Total increase (decrease) in net assets (3)	(0.02)	(0.17)
Net asset value, end of period	$27.98	$27.98
Shares outstanding, end of period	35,569,165	246,534
Total return based on NAV (4)	6.16%	1.42%
Ratios:
Portfolio turnover ratio (5)	24.90%	24.90%
Ratio of expenses before management fee, incentive fees, waivers and expense support to average net assets (6)(7)	7.15%	8.16%
Ratio of expenses after management and incentive fees before waivers and expense support to average net assets (6)(7)	9.93%	10.84%
Ratio of expenses after management fee, incentive fees, waivers and expense support to average net assets (6)(7)	8.31%	10.05%
Ratio of net investment income to average net assets before waivers and expense support (6)(7)	11.19%	9.95%
Ratio of net investment income to average net assets after waivers and expense support (6)(7)	12.81%	10.74%
Supplemental Data:
Net assets, end of period	$995,228	$6,898

	For the Six Months Ended June 30, 2023
	Class I	Class S (8)
Per Share Data: (1)
Net asset value, beginning of period	$24.85	$—
Net investment income	1.09	—
Net unrealized and realized gain (loss) (2)	0.39	—
Net increase (decrease) in net assets resulting from operations (3)	1.48	—
Distributions declared	—	—
Total increase (decrease) in net assets (3)	1.48	—
Net asset value, end of period	$26.33	$—
Shares outstanding, end of period	11,449,456	—
Total return based on NAV (4)	5.98%	—%
Ratios:
Portfolio turnover ratio (5)	1.08%	—%
Ratio of expenses before management and incentive fees to average net assets (6)(7)	5.12%	—%
Ratio of expenses after management and incentive fees before waivers and expense support to average net assets (6)(7)	5.12%	—%
Ratio of expenses after waivers and expense support to average net assets (6)(7)	5.12%	—%
Ratio of net investment income to average net assets before waivers and expense support (6)(7)	6.47%	—%
Ratio of net investment income to average net assets after waivers and expense support (6)(7)	6.47%	—%
Supplemental Data:
Net assets, end of period	$301,491	$—
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
(8)Class S was not effective until May 1, 2024.

Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these financial statements. Other than as disclosed below, there have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these financial statements, except as discussed below.
Subscriptions

The Company received $47.6 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I and Class S shares for subscriptions effective July 1, 2024.

The Company received $23.9 million of net proceeds relating to the issuance of Class I and Class S shares for subscriptions effective August 1, 2024, excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On August 1, 2024, the Company offered to purchase up to 5% of its outstanding Common Shares as of June 30, 2024 at a price equal to the NAV per share as of September 30, 2024. The offer expires on August 29, 2024.

Distribution Declarations

On July 23, 2024, the Company declared a total distribution of $0.23 per Class I share and $0.21 per Class S share, all of which is payable on August 29, 2024 to shareholders of record as of July 31, 2024.

BNP Credit Facility Amendment

On August 6, 2024, TRP OHA SPV Funding I, LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into the Second Amendment (the “Second Amendment”) to the Amended and Restated Revolving Credit and Security Agreement, dated as of June 30, 2023, by and among BNP Paribas (“BNP”), as administrative agent, The Bank of New York Mellon Trust Company, National Association, as collateral agent, the Company, as equityholder, TRP OHA Servicer I, LLC, as servicer, the Borrower, as borrower, and the lenders party thereto. The Second Amendment, among other things, (i) reduced the applicable margin for advances to 2.25% per annum prior to the end of the reinvestment period and 2.75% per annum thereafter, and (ii) changed the unused commitment fee to 225 basis points (2.25%) if the unused amount is greater than or equal to 75% of the facility amount, 175 basis points (1.75%) if the unused amount is between 50% and 75% of the facility amount, 150 basis points (1.50%) if the unused amount is between 25% and 50% of the facility amount, and 0 basis points (0.00%) if the unused amount is less than or equal to 25% of the facility amount.

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
The Company's investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments capturing long-term capital appreciation, while maintaining a strong focus on downside protection. The Company invests primarily in directly originated and customized private financing solutions, including loans and other debt securities with a strong focus on senior secured lending to larger companies. The Company primarily targets investments in first lien loans, unitranche loans, second lien loans and other corporate secured debt. The Company may also invest in equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, the Company will invest directly or indirectly at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation. From inception through June 30, 2024, we have invested approximately $1.9 billion in aggregate cost of debt investments prior to any subsequent exits or repayments, including the $521.4 million of debt investments acquired through an in-kind contribution on June 30, 2023.
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
Revenues
We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of June 30, 2024 and as of December 31, 2023, 99.5% and 100% of our debt investments based on fair value in our portfolio were at floating rates, respectively. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.
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
The Adviser agreed to incur organizational and offering costs on behalf of the Company and did not seek reimbursement of incurred organizational and offering costs until after the Company elected to be regulated as a BDC on June 30, 2023. Following the effective date of the Company's registration statement of September 29, 2023, the Adviser has sought reimbursement of allocated organizational and offering costs from the Company. As of June 30, 2024, the Company had no offering costs or organizational costs payable to the Adviser. As of December 31, 2023, the Company had $2.7 million in offering costs and $0.1 million in organizational costs payable to the Adviser.

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
Portfolio and Investment Activity
As of June 30, 2024, based on fair value, our portfolio consisted of 93.2% first lien debt investments and 6.8% second lien debt investments. As of December 31, 2023, based on fair value, our portfolio consisted of 90.8% first lien debt investments and 9.2% second lien debt investments.
As of June 30, 2024 and December 31, 2023, we had investments in 100 and 90 portfolio companies, respectively, with an aggregate fair value of approximately $1,649.7 million and $1,148.4 million, respectively.
Our investment activity for the three months ended June 30, 2024 and June 30, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Total investments, beginning of period	$1,342,007	$76,422
New investments purchased (1)	413,741	2,883
New investments acquired through in-kind contribution	—	521,356
Net accretion of discount on investments	2,464	50
Net realized gain (loss) on investments	(448)	11
Investments sold or repaid	(119,442)	(1,014)
Total investments, end of period	$1,638,322	$599,708
(1) Purchases include PIK interest, if applicable.

Our investment activity for the six months ended June 30, 2024 and June 30, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Total investments, beginning of period	$1,131,726	$72,246
New investments purchased(1)	718,043	7,343
New investments acquired through in-kind contribution	—	521,356
Net accretion of discount on investments	5,296	127
Net realized gain (loss) on investments	(319)	22
Investments sold or repaid	(216,424)	(1,386)
Total investments, end of period	$1,638,322	$599,708
(1) Purchases include PIK interest, if applicable.
The following table presents certain selected information regarding our investment portfolio:

	As of
	June 30, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at amortized cost(1)	12.5%	12.7%
Weighted average yield on debt and income producing investments, at fair value(1)	12.4%	12.5%
Number of portfolio companies	100	90
Weighted average EBITDA (2)	$269.0	$259.7
Average loan-to-value (LTV) (3)	46.4%	43.4%
Percentage of debt investments bearing a floating rate, at fair value	99.5%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.5%	—%
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

Our investments consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,528,263	$1,537,031	93.2%	$1,029,099	$1,043,304	90.8%
Second Lien Debt	110,059	112,718	6.8	102,627	105,108	9.2
Total	$1,638,322	$1,649,749	100.0%	$1,131,726	$1,148,412	100.0%
As of June 30, 2024 and December 31, 2023, there were no investments on non-accrual status.

The tables below describe investments by industry composition based on fair value as of June 30, 2024 and December 31, 2023:

June 30, 2024
Healthcare, Education and Childcare	20.3%
Services: Business	14.2
High Tech	14.2
Insurance	8.2
Automobile	8.1
Services: Consumer	5.2
Capital Equipment	4.4
Finance	4.2
Media: Diversified & Production	3.6
Aerospace and Defense	3.5
Consumer Goods: Durable	3.0
Retail Stores	2.9
Chemicals, Plastics and Rubber	2.2
Cargo Transport	1.5
Printing and Publishing	1.2
Broadcasting and Entertainment	1.1
Buildings and Real Estate	0.9
Containers, Packaging and Glass	0.5
Banking	0.3
Technology & Electronics	0.3
Telecommunications	0.2
Total	100.0%

December 31, 2023
High Tech	17.6%
Healthcare, Education and Childcare	14.4
Services: Consumer	10.7
Automobile	8.6
Services: Business	7.9
Insurance	7.6
Aerospace and Defense	6.1
Retail Stores	4.3
Finance	3.3
Chemicals, Plastics and Rubber	3.0
Consumer Goods: Durable	2.9
Media: Diversified & Production	2.9
Capital Equipment	2.5
Buildings and Real Estate	2.4
Cargo Transport	2.3
Printing and Publishing	1.4
Broadcasting and Entertainment	0.7
Construction & Building	0.5
Containers, Packaging and Glass	0.5
Banking	0.2
Mining, Steel, Iron and Non-Precious Metals	0.2
Technology & Electronics	—
Total	100.0%

The tables below describes investments by geographic composition based on fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,548,190	$1,559,385	94.5%	155.6%
Switzerland	56,300	56,336	3.4%	5.6%
Germany	25,778	25,986	1.6%	2.6%
Canada	8,054	8,042	0.5%	0.8%
Total	$1,638,322	$1,649,749	100.0%	164.6%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,118,457	$1,134,753	98.8%	161.1%
Canada	7,297	7,462	0.7%	1.0%
Switzerland	5,972	6,197	0.5%	0.9%
Total	$1,131,726	$1,148,412	100.0%	163.0%
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

The below table summarizes the Risk Ratings as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Risk Rating 1	$357,448	21.7%	$118,479	10.3%
Risk Rating 2	1,074,291	65.1%	929,028	80.9%
Risk Rating 3	194,387	11.8%	100,905	8.8%
Risk Rating 4	23,623	1.4%	—	—%
Risk Rating 5	—	—%	—	—%
Total investments	$1,649,749	100.0%	$1,148,412	100.0%

As of June 30, 2024 and December 31, 2023, the weighted average Risk Rating of our debt investment portfolio was 1.93 and 1.98, respectively.

Results of Operations

The following tables represent the operating results:

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Total investment income	$47,364	$2,402
Total expenses, net of fee waivers and expense support	22,299	1,273
Net investment income (loss)	25,065	1,129
Net realized gain (loss)	213	11
Net unrealized appreciation (depreciation)	(3,181)	723
Net increase (decrease) in net assets resulting from operations	$22,097	$1,863

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Total investment income	$90,225	$4,577
Total expenses, net of fee waivers and expense support	35,504	2,347
Net investment income (loss)	54,721	2,230
Net realized gain (loss)	427	22
Net unrealized appreciation (depreciation)	(4,218)	718
Net increase (decrease) in net assets resulting from operations	$50,930	$2,970

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Investment income was as follows:

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Interest income	$44,049	$2,270
Other income	3,315	132
Total investment income	$47,364	$2,402
For the three months ended June 30, 2024 and June 30, 2023, total investment income was approximately $47.4 million and $2.4 million, respectively.

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Interest income	$83,748	$4,445
Other income	6,477	132
Total investment income	$90,225	$4,577

For the six months ended June 30, 2024 and June 30, 2023, total investment income was approximately $90.2 million and $4.6 million, respectively. The size of our investment portfolio at fair value was approximately $1,649.7 million and $599.9 million, respectively. Our weighted average yield on debt and income producing investments at fair value was 12.4% and 12.0%, respectively.

Expenses
Expenses were as follows:

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Interest and debt fee expense	$13,549	$589
Management fees	2,701	—
Income incentive fee	3,486	—
Distribution and shareholder servicing fees
Class S	6	—
Professional fees	538	160
Board of Trustees fees	97	97
Administrative services expenses	337	43
Organization costs	—	94
Other general & administrative expenses	1,481	290
Amortization of deferred offering costs	855	—
Total expenses before fee waivers and expense support	$23,050	$1,273
Expense support	(751)	—
Management fees waiver	—	—
Income incentive fee waiver	—	—
Total expenses net of fee waivers and expense support	$22,299	$1,273

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Interest and debt fee expense	$24,686	$1,129
Management fees	5,045	—
Income incentive fee	6,849	—
Distribution and shareholder servicing fees
Class S	6	—
Professional fees	816	547
Board of Trustees fees	194	194
Administrative services expenses	750	85
Organization costs	—	94
Other general & administrative expenses	2,482	298
Amortization of offering costs	1,611	—
Total expenses before fee waivers and expense support	$42,439	$2,347
Expense support	(1,228)	—
Management fees waiver	(2,344)	—
Income incentive fee waiver	(3,363)	—
Total expenses net of fee waivers and expense support	$35,504	$2,347

Interest and debt fee expense
For the three and six months ended June 30, 2024, interest and debt fee expense was $13.5 million and $24.7 million, respectively, primarily due to $611.6 million and $573.0 million of average borrowings under existing credit facilities and unsecured notes, respectively, at weighted average stated interest rates of 7.8% and 7.8%, respectively.

For the three and six months ended June 30, 2023, interest and debt fee expense was $0.6 million and $1.1 million, respectively, primarily due to $34.0 million and $32.5 million of average borrowings under existing credit facilities, respectively, at a weighted average interest rate of 7.0% and 6.8%, respectively.

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

For the three and six months ended June 30, 2024, the Company incurred management fees of $2.7 million and $5.0 million, respectively, of which $0.0 million and $2.3 million have been waived, respectively.

For the three and six months ended June 30, 2023, the Company did not incur management fees.
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
For the three and six months ended June 30, 2024, the Company incurred an income incentive fee of $3.5 million and $6.8 million, respectively, of which $0.0 million and $3.4 million have been waived, respectively. For the three and six months ended June 30, 2024, the Company incurred no capital gains incentive fee.

For the three and six months ended June 30, 2023, the Company did not incur income incentive fees nor capital gains incentive fees.
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
Total other expenses were approximately $3.3 million and $0.7 million for the three months ended June 30, 2024 and June 30, 2023, respectively. Total other expenses were primarily comprised of approximately $0.5 million and $0.2 million of professional fees (including legal, audit, and tax), approximately $1.5 million and $0.3 million of other general and administrative expenses (including insurance, research, and other allocated costs), and approximately $0.9 million and $0.0 million of amortization of deferred offering costs for the three months ended June 30, 2024 and June 30, 2023, respectively.
Total other expenses were approximately $5.9 million and $1.2 million for the six months ended June 30, 2024 and June 30, 2023, respectively. Total other expenses were primarily comprised of approximately $0.8 million and $0.5 million of professional fees (including legal, audit, and tax), approximately $2.5 million and $0.3 million of other general and administrative expenses (including insurance, research, and other allocated costs), and approximately $1.6 million and $0.0 million of amortization of deferred offering costs for the six months ended June 30, 2024 and June 30, 2023, respectively.

The Adviser has sought reimbursement of allocated organizational and offering costs since the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. As of June 30, 2024, the Company had no offering costs or organizational costs payable to the Adviser. As of December 31, 2023, the Company had $2.7 million in offering costs and $0.1 million in organizational costs payable to the Adviser.

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
For the three and six months ended June 30, 2024 and June 30, 2023, we incurred no U.S. federal excise tax.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Non-controlled/non-affiliated investments	$(448)	$11
Foreign currency transactions	120	—
Foreign currency forward contracts	541	—
Net realized gain (loss)	$213	$11

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Non-controlled/non-affiliated investments	$(319)	$22
Foreign currency transactions	266	—
Foreign currency forward contracts	480	—
Net realized gain (loss)	$427	$22
For the three and six months ended June 30, 2024, we generated net realized gains of approximately $0.2 million and $0.4 million, respectively, which were primarily due to net realized gains on foreign currency transactions and CAD forward contracts, partially offset by realized losses on investments of $0.4 million and $0.3 million, respectively. For the three and six months ended June 30, 2023, we generated net realized gains of approximately $0.0 million and $0.0 million, respectively, which were primarily comprised of net realized gains on investments.
Net Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following:

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Net change in unrealized gain (loss) on investments	$(3,318)	$714
Net change in unrealized gain (loss) on foreign currency forward contracts	137	9
Net change in unrealized appreciation (depreciation)	$(3,181)	$723

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Net change in unrealized gain (loss) on investments	$(5,260)	$709
Net change in unrealized gain (loss) on foreign currency forward contracts	1,042	9
Net change in unrealized appreciation (depreciation)	$(4,218)	$718
For the three and six months ended June 30, 2024, we generated $3.2 million and $4.2 million of net unrealized losses, respectively, which were primarily due to reversal of unrealized gains recorded in prior periods and negative valuation adjustments. For the three and six months ended June 30, 2023, we generated $0.7 million and $0.7 million of net unrealized gains, respectively, which were primarily due to positive valuation adjustments on investments driven by tightening spreads.

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
As of June 30, 2024, we had approximately $172.4 million in cash, cash equivalents, and restricted cash. During the six months ended June 30, 2024, we used approximately $362.6 million in cash for operating activities, primarily due to investment purchases of $716.1 million, partially offset by sales and principal repayments of $216.4 million, an increase in the payable for investments purchased of $84.6 million, and a net increase in assets resulting from operations of $50.9 million. Cash provided by financing activities was approximately $429.5 million during the year, which was primarily the result of $299.5 million from the issuance of common shares and $591.5 million of debt borrowings, partially offset by repayments of debt of $410.0 million and distributions paid in cash of $50.7 million.
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
Borrowings

As of June 30, 2024, we had an aggregate amount of $740.3 million of debt outstanding and our asset coverage ratio was 234.8%. As of December 31, 2023, we had an aggregate amount of $558.6 million of debt outstanding and our asset coverage ratio was 226.1%.

The following table presents the Company’s outstanding borrowings as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$475,000	$268,646	$268,646	$268,646
BNP Credit Facility (1)(2)	400,000	175,000	175,000	175,000
2024A Senior Notes (3)(4)	300,000	300,000	296,697	297,620
Total Debt	$1,175,000	$743,646	$740,343	$741,266

	As of December 31, 2023
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$475,000	$246,100	$246,100	$246,100
BNP Credit Facility (1)(2)	400,000	312,530	312,530	312,530
Total Debt	$875,000	$558,630	$558,630	$558,630

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

We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Equity

The following table summarizes capital activity during the three months ended June 30, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	29,645,450	$296	$813,216	$11,086	$(4,590)	$14,601	$834,609
Common shares issued	6,124,316	61	172,058	—	—		172,119
Distribution reinvestment	45,933	1	1,290	—	—	—	1,291
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	25,065	—	—	25,065
Net realized gain (loss)	—	—	—	—	213	—	213
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(3,318)	(3,318)
Net change in unrealized currency gain (losses)	—	—	—	—	—	137	137
Distributions declared	—	—	—	(27,990)	—	—	(27,990)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance end of period	35,815,699	$358	$986,564	$8,161	$(4,377)	$11,420	$1,002,126
The following table summarizes capital activity for the three months ended June 30, 2023:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	2,000,000	$20	$49,980	$1,276	$19	$(493)	$50,802
Common shares issued	9,449,456	94	248,732	—	—	—	248,826
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	1,129	—	—	1,129
Net realized gain (loss)	—	—	—	—	11	—	11
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	714	714
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	9	9
Distributions declared	—	—	—	—	—	—	—
Tax reclassification of shareholders' equity in accordance with U.S. GAAP
Balance end of period	11,449,456	$114	$298,712	$2,405	$30	$230	$301,491

The following table summarizes capital activity for the six months ended June 30, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	$704,431
Common shares issued	10,575,342	105	297,136	—	—	—	297,241
Distribution reinvestment	81,487	1	2,289	—	—	—	2,290
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	54,721	—	—	54,721
Net realized gain (loss)	—	—	—	—	427	—	427
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(5,260)	(5,260)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,042	1,042
Distributions declared	—	—	—	(52,766)	—	—	(52,766)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance end of period	35,815,699	$358	$986,564	$8,161	$(4,377)	$11,420	$1,002,126

The following table summarizes capital activity for the six months ended June 30, 2023:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	2,000,000	$20	$49,980	$175	$8	$(488)	$49,695
Common shares issued	9,449,456	94	248,732	—	—	—	248,826
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	2,230	—	—	2,230
Net realized gain (loss)	—	—	—	—	22	—	22
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	709	709
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	9	9
Distributions declared	—	—	—	—	—	—	—
Tax reclassification of shareholders' equity in accordance with U.S. GAAP
Balance end of period	11,449,456	$114	$298,712	$2,405	$30	$230	$301,491
As of June 30, 2024, we had 35,569,165 Class I shares and 246,534 Class S shares issued and outstanding with a par value of $0.01 per share. As of June 30, 2024, there were no Class D shares issued or outstanding.
The following table summarizes transactions in common shares during the six months ended June 30, 2024:

	Shares	Amount
Class I:
Proceeds from shares sold	10,329,001	$290,322
Repurchase of shares	—	—
Distribution reinvestment	81,294	2,285
Net increase (decrease)	10,410,295	$292,607
Class S:
Proceeds from shares sold	246,341	6,919
Repurchase of shares	—	—
Distribution reinvestment	193	5
Net increase (decrease)	246,534	6,924
Total increase (decrease)	10,656,829	$299,531
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
The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2024:

			Class I
Date Declared	Record Date	Payment Date	Regular Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distributions
January 29, 2024	January 31, 2024	February 28, 2024	$0.20	$0.03	$—	$6,152
February 27, 2024	February 29, 2024	March 28, 2024	0.20	0.03	—	6,469
March 27, 2024	March 29, 2024	April 30, 2024	0.20	0.03	0.18	12,155
April 23, 2024	April 30, 2024	May 30, 2024	0.20	0.03	—	7,056
May 28, 2024	May 31, 2024	June 28, 2024	0.20	0.03	—	7,322
June 24, 2024	June 28, 2024	July 30, 2024	0.20	0.03	0.15	13,516
Total			$1.20	$0.18	$0.33	$52,670

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distributions
May 28, 2024	May 31, 2024	June 28, 2024	0.18	$0.03	—	$8
June 24, 2024	June 28, 2024	July 30, 2024	0.18	0.03	0.15	88
Total			$0.36	$0.06	$0.15	$96
(1) Base distributions per share are net of distribution and/or shareholder servicing fees.

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our common shares during the six months ended June 30, 2024:

	Class S		Class D (1)		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.57	$96	$—	$—	$1.71	$52,670
Net realized gain	—	—	—	—	—	—
Total	$0.57	$96	$—	$—	$1.71	$52,670

(1)There were no Class D shares issued or outstanding during the six months ended June 30, 2024.
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
There were no shares repurchased during the three and six months ended June 30, 2024.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024 and December 31, 2023, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	June 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$251,218	$120,709
Unfunded revolving commitments	89,379	54,025
Total unfunded commitments	$340,597	$174,734

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2024, management was not aware of any pending or threatened litigation.
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

Recent Developments

Subscriptions

The Company received $47.6 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I and Class S shares for subscriptions effective July 1, 2024.

The Company received $23.9 million of net proceeds relating to the issuance of Class I and Class S shares for subscriptions effective August 1, 2024, excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On August 1, 2024, the Company offered to purchase up to 5% of its outstanding Common Shares as of June 30, 2024 at a price equal to the NAV per share as of September 30, 2024. The offer expires on August 29, 2024.

Distribution Declarations

On July 23, 2024, the Company declared a total distribution of $0.23 per Class I share and $0.21 per Class S share, all of which is payable on August 29, 2024 to shareholders of record as of July 31, 2024.

BNP Credit Facility Amendment

On August 6, 2024, TRP OHA SPV Funding I, LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into the Second Amendment (the “Second Amendment”) to the Amended and Restated Revolving Credit and Security Agreement, dated as of June 30, 2023, by and among BNP Paribas (“BNP”), as administrative agent, The Bank of New York Mellon Trust Company, National Association, as collateral agent, the Company, as equityholder, TRP OHA Servicer I, LLC, as servicer, the Borrower, as borrower, and the lenders party thereto. The Second Amendment, among other things, (i) reduced the applicable margin for advances to 2.25% per annum prior to the end of the reinvestment period and 2.75% per annum thereafter, and (ii) changed the unused commitment fee to 225 basis points (2.25%) if the unused amount is greater than or equal to 75% of the facility amount, 175 basis points (1.75%) if the unused amount is between 50% and 75% of the facility amount, 150 basis points (1.50%) if the unused amount is between 25% and 50% of the facility amount, and 0 basis points (0.00%) if the unused amount is less than or equal to 25% of the facility amount.
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
As of June 30, 2024, 99.5% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	As of June 30, 2024
Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$54,151	$(12,709)	$41,442
Up 200 basis points	$36,101	$(8,473)	$27,628
Up 100 basis points	$18,050	$(4,236)	$13,814
Down 100 basis points	$(18,050)	$4,236	$(13,814)
Down 200 basis points	$(36,101)	$8,473	$(27,628)
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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024, management is not aware of any pending or threatened material litigation.
Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2023, as well as the risk factors set forth in the section captioned “Risk Factors” of Post-Effective Amendment No. 1 to our registration statement on Form N-2 filed on April 26, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2024 to the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2023 and the risk factors set forth in the section captioned "Risk Factors" of Post-Effective Amendment No. 1 to our registration statement on Form N-2 filed on April 26, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Other than the shares issued pursuant to our distribution reinvestment plan, we did not sell any unregistered equity securities.

Share Repurchases

There were no repurchases of our common shares during the three and six months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
During the fiscal quarter ended June 30, 2024, none of the trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

T. ROWE PRICE OHA SELECT PRIVATE CREDIT FUND

Date: August 7, 2024	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: August 7, 2024	/s/ Gerard Waldt
Gerard Waldt
Chief Financial Officer