Form 10-Q
period 2024-09-30
T. Rowe Price OHA Select Private Credit Fund
filed 2024-11-07
CIK 1901164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
There were 1,103,851, 0 and 39,559,861 of Class S, Class D, and Class I shares of the registrant’s common shares, respectively, outstanding as of November 7, 2024. Common shares outstanding exclude November 1, 2024 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of	As of
	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $1,927,465 and $1,131,726 at September 30, 2024 and December 31, 2023, respectively)	$1,937,619	$1,148,412
Cash, cash equivalents and restricted cash	37,087	105,456
Interest receivable	21,392	15,498
Deferred financing costs	5,184	6,021
Deferred offering costs	520	1,705
Receivable for investments sold	33,246	9,044
Unrealized appreciation on foreign currency forward contracts	24	—
Total assets	$2,035,072	$1,286,136

LIABILITIES
Debt (net of unamortized debt issuance costs of $3,118 and $0, at September 30, 2024 and December 31, 2023, respectively)	$850,528	$558,630
Payable for investments purchased	63,600	151
Interest and debt fee payable	16,047	4,846
Distribution payable	14,725	11,573
Management fee payable	3,254	—
Income incentive fee payable	4,306	—
Distribution and/or shareholder servicing fees payable	17	—
Unrealized depreciation on foreign currency forward contracts	—	1,048
Accrued expenses and other liabilities	3,037	5,457
Total liabilities	$955,514	$581,705

Commitments and contingencies (Note 8)

NET ASSETS
Common shares, $0.01 par value (38,796,477 and 25,158,870 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	$388	$252
Additional paid in capital	1,069,860	687,139
Distributable earnings (loss)	9,310	17,040
Total net assets	$1,079,558	$704,431
Total liabilities and net assets	$2,035,072	$1,286,136

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of	As of
	September 30, 2024	December 31, 2023
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$1,055,286	$704,431
Common shares outstanding ($0.01 par value, unlimited shares authorized)	37,924,181	25,158,870
Net asset value per share	$27.83	$28.00
Class S Shares:
Net assets	$24,272	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	872,296	—
Net asset value per share	$27.83	$—

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income from non-controlled / non-affiliated investments:
Interest income	$53,285	$20,285	$137,033	$24,730
Other income	3,195	664	9,672	796
Total investment income	56,480	20,949	146,705	25,526

Expenses:
Interest and debt fee expense	16,363	7,273	41,049	8,402
Management fees	3,254	962	8,299	962
Income incentive fee	4,306	1,543	11,155	1,543
Distribution and shareholder servicing fees
Class S	39	—	45	—
Professional fees	888	504	1,704	1,051
Board of Trustees fees	98	97	292	291
Administrative service expenses	359	225	1,109	310
Organizational costs	—	—	—	94
Other general & administrative expenses	1,223	396	3,705	694
Amortization of deferred offering costs	429	486	2,040	486
Total expenses before fee waivers and expense support	26,959	11,486	69,398	13,833
Expense support	(78)	(324)	(1,306)	(324)
Management fees waiver	—	(962)	(2,344)	(962)
Income incentive fee waiver	—	(1,543)	(3,363)	(1,543)
Total expenses net of fee waivers and expense support	26,881	8,657	62,385	11,004
Net investment income	29,599	12,292	84,320	14,522

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	285	159	(34)	181
Foreign currency transactions	172	(69)	438	(69)
Foreign currency forward contracts	(2,558)	325	(2,078)	325
Net realized gain (loss)	(2,101)	415	(1,674)	437

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,272)	7,251	(6,532)	7,960
Foreign currency translation	27	—	27	—
Foreign currency forward contracts	30	132	1,072	141
Net change in unrealized appreciation (depreciation)	(1,215)	7,383	(5,433)	8,101
Net realized and unrealized gain (loss)	(3,316)	7,798	(7,107)	8,538
Net increase (decrease) in net assets resulting from operations	$26,283	$20,090	$77,213	$23,060

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operations:
Net investment income	$29,599	$12,292	$84,320	$14,522
Net realized gain (loss)	(2,101)	415	(1,674)	437
Net change in unrealized appreciation (depreciation)	(1,215)	7,383	(5,433)	8,101
Net increase (decrease) in net assets resulting from operations	26,283	20,090	77,213	23,060
Distributions to common shareholders:
Class I	(31,633)	(6,870)	(84,303)	(6,870)
Class S	(544)	—	(640)	—
Net decrease in net assets resulting from distributions	(32,177)	(6,870)	(84,943)	(6,870)
Share transactions:
Class I:
Proceeds from shares sold	64,153	179,500	354,475	428,326
Repurchase of shares	—	—	—	—
Distribution reinvestment	1,687	—	3,972	—
Net increase (decrease) in net assets from share transactions	65,840	179,500	358,447	428,326
Class S:
Proceeds from shares sold	17,315	—	24,234	—
Repurchase of shares	—	—	—	—
Distribution reinvestment	171	—	176	—
Net increase (decrease) in net assets from share transactions	17,486	—	24,410	—
Total increase (decrease) in net assets	77,432	192,720	375,127	444,516
Net assets, beginning of period	1,002,126	301,491	704,431	49,695
Net assets, end of period	$1,079,558	$494,211	$1,079,558	$494,211

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$77,213	$23,060
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	6,532	(7,960)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(1,072)	(141)
Net unrealized (appreciation) depreciation on foreign currency	(27)	—
Net realized (gain) loss on investments	34	(181)
Net realized (gain) loss on foreign currency	(438)	—
Net realized (gain) loss on foreign currency forward contracts	2,078	—
Payment-in-kind interest capitalized	(3,318)	(113)
Net accretion of discount and amortization of premium	(7,542)	(820)
Amortization of deferred financing costs and debt issuance costs	1,422	247
Amortization of deferred offering costs	2,040	486
Purchases of investments	(1,072,558)	(346,141)
Proceeds from sale of investments and principal repayments	287,645	18,697
Net proceeds from settlement of foreign currency forward contracts	(2,078)	—
Changes in operating assets and liabilities:
Interest receivable	(5,894)	(9,815)
Management fee payable	3,254	—
Incentive fee payable	4,306	—
Distribution and/or shareholder servicing fees payable	17	—
Receivable for investments sold	(24,202)	(870)
Payable for investments purchased	63,449	194,923
Interest payable	11,201	6,357
Board of Trustees fees payable	—	(92)
Accrued expenses and other liabilities	(2,420)	3,600
Net cash provided by (used in) operating activities	(660,358)	(118,763)

Cash flows from financing activities:
Borrowings of debt	776,454	80,100
Repayments of debt	(484,984)	—
Payments of financing costs	(157)	(6,267)
Payments of offering costs	(855)	(2,080)
Proceeds from issuance of common shares	382,857	179,500
Distributions paid in cash	(81,791)	(4,580)
Proceeds received from foreign currency settlement	438	—
Net cash provided by (used in) financing activities	591,962	246,673
Net increase (decrease) in cash, cash equivalents and restricted cash	(68,396)	127,910
Effect of foreign currency exchange rates	27	—
Cash, cash equivalents and restricted cash, beginning of period	105,456	19,486
Cash, cash equivalents and restricted cash, end of period	$37,087	$147,396

Supplemental information and non-cash activities:
Interest paid during the period	$26,594	$1,612
Borrowing of debt from in-kind contribution	$—	$272,530
Purchases of investments from in-kind contribution	$—	$(521,356)
Proceeds from issuance of common shares from in-kind contribution	$—	$248,826
Distributions declared and payable	$14,725	$2,290
Distributions reinvested during the period	$4,148	$—
See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC	(4) (5) (7) (8)	S +	4.75%		9.35%	9/30/2030		$7,884	$7,770	$7,864	0.73%
Evergreen IX Borrower 2023 LLC	(4) (5) (6)	S +	4.75%		9.35%	10/1/2029		877	(11)	(2)	—
Evergreen IX Borrower 2023 LLC	(4) (5)	S +	4.75%		9.35%	5/14/2031		5,800	5,771	5,786	0.53
Mantech International CP	(4) (5) (7)	S +	5.00%		10.25%	9/14/2029		26,755	26,303	26,755	2.48
Mantech International CP	(4) (5) (6)	S +	5.00%		10.25%	9/14/2029		4,137	(75)	—	—
Mantech International CP	(4) (5) (6)	S +	5.00%		10.25%	9/14/2028		3,238	(49)	—	—
									39,709	40,403	3.74
Automobile
Mammoth Holdings, LLC	(4) (5) (6)	S +	5.75%		11.06%	11/15/2029		3,636	(30)	—	—
Mammoth Holdings, LLC	(4) (5) (7)	S +	5.75%		10.35%	11/15/2030		28,873	28,611	28,873	2.67
Mammoth Holdings, LLC	(4) (5)	S +	5.75%		11.06%	11/15/2030		7,256	7,192	7,256	0.67
NCWS Intermediate, Inc.	(4) (5) (6) (8)	S +	5.50%	(2.25% PIK)	10.10%	12/31/2029		4,185	451	433	0.04
NCWS Intermediate, Inc.	(4) (5)	S +	5.50%	(2.25% PIK)	10.10%	12/31/2029		59,190	58,630	58,746	5.44
NCWS Intermediate, Inc.	(4) (5) (6)	S +	5.50%	(2.25% PIK)	10.10%	12/31/2029		6,972	492	506	0.05
Wesco Group LLC	(4) (5) (7)	C +	5.50%		10.04%	10/6/2028	CAD	33,062	23,867	24,474	2.27
Wesco Group LLC	(4) (5) (7)	S +	5.50%		10.85%	10/6/2028		792	777	792	0.07
Wesco Group LLC	(4) (5) (6)	S +	5.50%		10.85%	10/7/2027		1,069	659	668	0.06
Wesco Group LLC	(4) (5) (7)	S +	5.50%		10.45%	10/6/2028		13,671	13,546	13,671	1.27
Wesco Group LLC	(4) (5) (6)	C +	5.50%		10.45%	10/7/2027	CAD	356	(13)	—	—
									134,182	135,419	12.54
Broadcasting and Entertainment
Broadcast Music, Inc.	(4) (5) (7)	S +	5.75%		10.77%	2/8/2030		10,382	10,240	10,382	0.96
Broadcast Music, Inc.	(4) (5) (6)	S +	5.75%		10.87%	2/8/2030		1,892	(25)	—	—
Global Music Rights	(4) (5) (6)	S +	5.50%		10.20%	8/27/2029		669	—	—	—
Global Music Rights	(4) (5) (7)	S +	5.50%		10.20%	8/27/2030		7,318	7,318	7,318	0.68
									17,533	17,700	1.64
Buildings and Real Estate

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Associations, Inc.	(4) (5) (6)	S +	6.50%		9.50%	7/3/2028	775	—	—	—
Associations, Inc.	(4) (5) (6)	S +	6.50%		9.50%	7/3/2028	967	(1)	—	—
Associations, Inc.	(4) (5) (7) (8)	S +	6.50%		9.50%	7/3/2028	12,476	12,470	12,476	1.15
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	738	737	738	0.07
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	1,933	1,929	1,933	0.18
								15,135	15,147	1.40
Capital Equipment
AI Titan Parent Inc.	(4) (5) (6)	S +	4.75%		9.81%	8/29/2031	5,726	—	(29)	—
AI Titan Parent Inc.	(4) (5) (6)	S +	4.75%		9.81%	8/29/2031	3,579	(18)	(18)	—
AI Titan Parent Inc.	(4) (5)	S +	4.75%		9.81%	8/29/2031	28,632	28,490	28,489	2.64
Helix Acquisition Holdings, Inc.	(4) (5) (7)	S +	7.00%		11.95%	3/31/2030	12,391	12,177	12,453	1.15
IEM New Sub 2, LLC	(4) (5) (6)	S +	4.75%		9.81%	8/8/2030	8,558	(20)	(86)	(0.01)
IEM New Sub 2, LLC	(4) (5)	S +	4.75%		9.81%	8/8/2030	37,942	37,567	37,562	3.48
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%		10.10%	12/19/2029	1,356	192	204	0.02
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%		10.10%	12/19/2030	2,033	590	608	0.06
Ohio Transmission Corporation	(4) (5) (7) (8)	S +	5.50%		10.10%	12/19/2030	10,232	10,138	10,232	0.95
Texas Hydraulics Holdings, Inc.	(4) (5)	S +	6.50%		11.45%	12/22/2026	4,873	4,873	4,873	0.45
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%		10.85%	2/13/2031	4,187	(38)	—	—
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%		10.85%	2/13/2030	4,187	4	42	—
Truck-Lite Co., LLC	(4) (5)	S +	5.75%		10.86%	2/13/2031	38,533	38,173	38,533	3.57
								132,128	132,863	12.31
Cargo Transport
LaserShip, Inc.	(4) (5)	S +	7.00%		12.35%	9/29/2027	26,500	25,827	24,380	2.26
								25,827	24,380	2.26
Chemicals, Plastics and Rubber
ASP Unifax Holdings, Inc.	(4) (5)	S +	7.75%		12.35%	9/28/2029	22,900	21,927	21,927	2.03
BCPE HIPH Parent, Inc.	(4) (5) (6) (8)	S +	5.75%		10.60%	10/7/2030	2,335	1,605	1,634	0.15
BCPE HIPH Parent, Inc.	(4) (5) (7)	S +	5.75%		10.60%	10/7/2030	6,256	6,171	6,209	0.58
Meridian Adhesives Group, Inc.	(4) (5) (7) (8)	S +	7.00%		11.85%	9/3/2029	16,871	16,414	17,039	1.58
Meridian Adhesives Group, Inc.	(4) (5) (6) (8)	S +	7.00%		11.85%	9/3/2029	1,695	1,601	1,660	0.15
Peaches Acquisition Corporation	(4) (5) (8)	S +	7.50%		12.35%	8/1/2028	9,761	9,680	9,712	0.90
								57,398	58,181	5.39
Construction & Building
NRO Holdings III Corp.	(4) (5)	S +	5.25%		10.55%	7/15/2031	27,755	27,483	27,477	2.54
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		10.55%	7/15/2031	8,673	—	(86)	(0.01)
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		10.55%	7/15/2030	4,379	(42)	(44)	—
								27,441	27,347	2.53

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	6.25%	11.73%	6/23/2028		16,420	16,114	15,804	1.46
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	6.25%	11.73%	6/23/2028		5,456	5,355	5,252	0.49
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	6.25%	11.73%	6/23/2028		4,279	4,223	4,119	0.38
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	6.25%	11.73%	6/23/2028		7,591	7,521	7,306	0.68
Poly-Wood, LLC	(4) (5) (6)	S +	5.50%	10.10%	3/20/2030		3,144	(7)	(8)	—
Poly-Wood, LLC	(4) (5) (6)	S +	5.50%	10.10%	3/20/2030		3,144	(33)	(8)	—
Poly-Wood, LLC	(4) (5) (7) (8)	S +	5.50%	10.10%	3/20/2030		16,726	16,550	16,684	1.54
								49,723	49,149	4.55
Containers, Packaging and Glass
PPC Flexible Packaging	(4) (5) (7) (8)	S +	6.00%	10.75%	9/30/2028		4,028	3,963	4,028	0.37
								3,963	4,028	0.37
Finance
Beacon Pointe Advisors, LLC	(4) (5) (7) (8)	S +	4.75%	9.60%	12/29/2028		10,133	9,943	10,107	0.93
Beacon Pointe Advisors, LLC	(4) (5) (8)	S +	4.75%	9.49%	12/29/2028		3,974	3,900	3,964	0.37
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.75%	9.49%	12/29/2027		1,075	(18)	(2)	—
Beacon Pointe Advisors, LLC	(4) (5) (8)	S +	4.75%	9.49%	12/29/2028		1,134	1,122	1,131	0.10
Beacon Pointe Advisors, LLC	(4) (5) (6) (8)	S +	4.75%	9.04%	12/29/2028		10,000	232	235	0.02
Shelby Automotive Holdings Corp.	(4) (5) (6)	S +	5.25%	9.85%	6/29/2028		15,122	(104)	—	—
Spectrum Automotive Holdings, Corp.	(4) (5) (7) (8)	S +	5.25%	9.85%	6/29/2028		41,220	40,669	41,220	3.82
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	5.25%	9.85%	6/29/2028		11,491	11,238	11,403	1.06
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	5.25%	9.85%	6/29/2027		1,564	(19)	—	—
								66,963	68,058	6.30
Healthcare, Education and Childcare
123Dentist Inc.	(4) (5) (6) (9)	C +	5.00%	10.50%	8/10/2029	CAD	73	39	33	—
123Dentist Inc.	(4) (5) (8) (9)	C +	5.00%	9.24%	8/10/2029	CAD	889	639	655	0.06
123Dentist Inc.	(4) (5) (6) (9)	C +	5.00%	9.24%	8/9/2031	CAD	6,000	(56)	(17)	—
AmeriVet Partners Management, Inc.	(4) (5) (7) (8)	S +	5.25%	9.75%	2/25/2028		9,328	9,328	9,305	0.86
Antylia Scientific	(4) (5) (8)	S +	5.50%	10.82%	11/1/2028		200	197	199	0.02
Antylia Scientific	(4) (5) (6)	S +	5.50%	10.82%	10/30/2026		244	(3)	(2)	—
Antylia Scientific	(4) (5) (8)	S +	5.50%	10.82%	11/1/2028		2,250	2,216	2,227	0.21
CNSI Holdings, LLC	(4) (5) (7) (8)	S +	5.50%	10.10%	12/17/2029		12,951	12,791	12,919	1.20
CNSI Holdings, LLC	(4) (5) (6)	S +	5.50%	10.14%	12/17/2029		2,999	163	192	0.02
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%	10.10%	12/17/2029		12,226	12,026	12,196	1.13
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%	10.83%	12/17/2029		9,185	9,120	9,162	0.85
CNSI Holdings, LLC	(4) (5) (6)	S +	5.50%	10.10%	12/17/2029		26,444	—	(66)	(0.01)
Coding Solutions Acquisition Inc.	(4) (5)	S +	5.00%	9.25%	8/7/2031		10,172	10,080	10,070	0.93
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%	10.01%	8/7/2031		1,836	(13)	(18)	—

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		10.01%	8/7/2031	992	238	238	0.02
Color Intermediate, LLC	(4) (5) (7)	S +	4.75%		9.45%	10/4/2029	5,887	5,717	5,887	0.54
CPI Holdco, LLC	(4) (5) (8)	S +	5.50%		10.58%	11/1/2028	4,735	4,615	4,688	0.43
CPI Holdco, LLC	(4) (5) (6)	S +	5.50%		10.58%	10/30/2026	5,108	(69)	(51)	—
CPI Holdco, LLC	(4) (5) (7) (8)	S +	5.50%		10.58%	11/1/2028	47,133	45,938	46,662	4.32
CPI Holdco, LLC	(4) (5) (6) (8)	S +	5.50%		10.82%	11/1/2026	11,133	4,763	4,672	0.43
Gateway US Holdings, Inc.	(4) (5) (7)	S +	5.50%		10.25%	9/22/2026	7,979	7,947	7,979	0.74
Gateway US Holdings, Inc.	(4) (5) (6)	S +	5.50%		10.25%	9/22/2026	325	(1)	—	—
Gateway US Holdings, Inc.	(4) (5)	S +	5.50%		10.25%	9/22/2026	416	415	416	0.04
Gateway US Holdings, Inc.	(4) (5)	S +	5.50%		10.25%	9/22/2026	1,833	1,826	1,833	0.17
Medvet Associates LLC	(4) (5) (7)	S +	4.75%		9.60%	6/25/2031	56,000	55,728	55,720	5.16
Medvet Associates LLC	(4) (5) (6)	S +	4.75%		9.60%	6/25/2031	14,000	—	(70)	(0.01)
Model N, Inc.	(4) (5)	S +	5.00%		9.64%	6/27/2031	30,309	30,161	30,157	2.79
Model N, Inc.	(4) (5) (6)	S +	5.00%		9.64%	6/27/2031	3,299	(16)	(16)	—
Model N, Inc.	(4) (5) (6)	S +	5.00%		9.64%	6/27/2031	6,185	—	(31)	—
Next Holdco, LLC	(4) (5) (7)	S +	6.00%		11.06%	11/12/2030	11,917	11,808	11,917	1.10
Next Holdco, LLC	(4) (5) (6)	S +	6.00%		11.06%	11/12/2030	3,071	(40)	—	—
Next Holdco, LLC	(4) (5) (6)	S +	6.00%		11.06%	11/9/2029	1,153	(14)	—	—
PetVet Care Centers, LLC	(4) (5)	S +	6.00%		10.85%	11/15/2030	24,790	24,564	24,418	2.26
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		10.85%	11/15/2030	3,258	—	(49)	—
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		10.85%	11/15/2029	3,258	(27)	(49)	—
PPV Intermediate Holdings LLC	(4) (5) (7) (8)	S +	5.75%		10.81%	8/31/2029	40,949	40,417	40,949	3.79
PPV Intermediate Holdings LLC	(4) (5) (6)	S +	5.75%		10.81%	8/31/2029	2,732	(34)	—	—
PPV Intermediate Holdings LLC	(4) (5) (6)	S +	6.00%		11.06%	8/31/2029	3,225	2,012	2,014	0.19
PPV Intermediate Holdings LLC	(4) (5) (6)	S +	5.25%		10.81%	8/31/2029	10,000	(49)	(50)	—
TecoStar Holdings, Inc.	(4) (5)	S +	8.50%	(4.50% PIK)	13.18%	7/6/2029	16,542	16,182	16,542	1.53
Touchstone Acquisition, Inc.	(4) (5) (7) (8)	S +	6.00%		10.95%	12/29/2028	17,323	17,038	17,150	1.59
								325,646	327,781	30.36
High Tech
Bottomline Technologies Inc.	(4) (5) (7)	S +	5.25%		10.10%	5/14/2029	11,437	11,147	11,351	1.05
Bottomline Technologies Inc.	(4) (5) (6)	S +	5.25%		10.10%	5/15/2028	972	(23)	(10)	—
Bottomline Technologies Inc.	(4) (5) (7)	S +	5.75%		10.60%	5/14/2029	2,104	2,085	2,104	0.19
CentralSquare Technologies, LLC	(4) (5) (6)	S +	6.50%	(3.50% PIK)	11.60%	4/12/2030	1,929	(22)	(10)	—
CentralSquare Technologies, LLC	(4) (5)	S +	6.50%	(3.50% PIK)	11.60%	4/12/2030	17,232	17,033	17,146	1.59
Community Brands ParentCo, LLC	(4) (5) (7)	S +	5.25%		9.85%	7/1/2031	14,372	14,232	14,300	1.32
Community Brands ParentCo, LLC	(4) (5) (6)	S +	5.25%		9.85%	7/1/2031	4,049	(20)	(20)	—
Community Brands ParentCo, LLC	(4) (5) (6)	S +	5.25%		9.85%	7/1/2031	1,579	(15)	(8)	—

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
CSAT Solutions Holding LLC	(4) (5)	S +	8.25%	13.12%	6/30/2028	8,559	8,488	8,559	0.79
CSAT Solutions Holding LLC	(4) (5) (6)	P +	7.25%	15.75%	6/30/2028	1,159	(9)	—	—
Diligent Corporation	(4) (5) (7)	S +	5.00%	10.09%	8/2/2030	38,948	38,670	38,850	3.60
Diligent Corporation	(4) (5) (6)	S +	5.00%	10.09%	8/2/2030	4,848	(34)	(12)	—
Diligent Corporation	(4) (5) (7)	S +	5.00%	10.09%	8/2/2030	6,677	6,629	6,660	0.62
Diligent Corporation	(4) (5) (6)	S +	5.00%	10.09%	8/2/2030	2,565	(18)	(6)	—
Drive Centric Holdings, LLC	(4) (5) (6)	S +	4.75%	9.87%	8/15/2031	4,118	(20)	(21)	—
Drive Centric Holdings, LLC	(4) (5)	S +	4.75%	9.87%	8/15/2031	30,884	30,731	30,729	2.85
Eagan Sub, Inc.	(4) (5) (6)	S +	5.25%	9.85%	6/1/2029	2,267	(27)	—	—
Eagan Sub, Inc.	(4) (5) (7) (8)	S +	5.25%	9.85%	6/3/2030	11,220	11,074	11,220	1.04
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%	9.59%	7/2/2031	3,946	1,542	1,540	0.14
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%	10.33%	7/2/2031	1,578	(4)	(4)	—
Everbridge Holdings, LLC	(4) (5) (7) (8)	S +	5.00%	10.33%	7/2/2031	15,783	15,744	15,744	1.46
Greenway Health, LLC	(4) (5) (7)	S +	6.75%	12.01%	4/1/2029	12,179	11,964	12,301	1.14
GS AcquisitionCo, Inc.	(4) (5) (7)	S +	5.25%	9.85%	5/25/2028	18,533	18,272	18,440	1.71
GS AcquisitionCo, Inc.	(4) (5) (6)	S +	5.25%	9.85%	5/25/2028	333	38	42	—
Kaseya, Inc.	(4) (5) (7)	S +	5.50%	10.75%	6/25/2029	32,245	31,605	32,245	2.99
Kaseya, Inc.	(4) (5) (6)	S +	5.50%	10.78%	6/25/2029	1,804	338	375	0.03
Kaseya, Inc.	(4) (5) (6)	S +	5.50%	10.10%	6/25/2029	1,926	448	485	0.05
Kaseya, Inc.	(4) (5)	S +	5.50%	10.75%	6/25/2029	119	117	119	0.01
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%	10.45%	12/29/2028	1,575	1,539	1,556	0.14
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%	10.45%	12/29/2028	159	156	157	0.01
Ministry Brands Purchaser, LLC	(4) (5) (6)	S +	5.50%	10.45%	12/30/2027	155	(3)	(2)	—
MRI Software LLC	(4) (5) (7) (8)	S +	4.75%	9.35%	2/10/2027	10,684	10,551	10,577	0.98
MRI Software LLC	(4) (5) (7) (8)	S +	4.75%	9.35%	2/10/2027	14,806	14,700	14,658	1.36
MRI Software LLC	(4) (5)	S +	4.75%	9.35%	2/10/2027	18,628	18,545	18,442	1.71
MRI Software LLC	(4) (5) (6)	S +	4.75%	9.35%	2/10/2027	2,669	(22)	(27)	—
MRI Software LLC	(4) (5) (6)	S +	4.75%	9.35%	2/10/2027	3,894	958	919	0.09
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.25%	10.50%	2/3/2031	734	(4)	(2)	—
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.25%	10.50%	2/3/2031	317	(3)	(1)	—
PDI TA Holdings, Inc.	(4) (5) (7)	S +	5.25%	10.50%	2/3/2031	3,142	3,114	3,134	0.29
Revalize, Inc.	(4) (5) (7)	S +	5.75%	11.15%	4/15/2027	459	447	440	0.04
Revalize, Inc.	(4) (5) (6)	S +	5.75%	10.50%	4/15/2027	306	162	155	0.01
Revalize, Inc.	(4) (5) (7)	S +	5.75%	11.15%	4/15/2027	2,034	1,990	1,948	0.18
							272,095	274,073	25.39
Insurance
Alera Group Holdings, Inc.	(4) (5) (7)	S +	5.25%	10.10%	10/2/2028	1,272	1,236	1,272	0.12
Alera Group Holdings, Inc.	(4) (5) (7)	S +	5.25%	10.10%	10/2/2028	5,787	5,726	5,787	0.54

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Alera Group Holdings, Inc.	(4) (5) (7)	S +	5.25%		10.10%	10/2/2028		22,665	22,326	22,665	2.10
Alera Group Holdings, Inc.	(4) (5) (6)	S +	5.75%		10.60%	10/2/2028		19,130	5,748	6,010	0.56
Integrity Marketing Acquisition, LLC	(4) (5)	S +	5.00%		10.08%	8/25/2028		11,785	11,715	11,726	1.09
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%		10.08%	8/25/2028		159	(1)	(1)	—
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%		10.08%	8/25/2028		20	—	—	—
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	S +	5.50%		10.75%	11/1/2028		1,257	1,236	1,254	0.12
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	S +	5.50%		10.35%	11/1/2028		3,145	3,094	3,137	0.29
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	S +	5.50%		10.59%	11/1/2028		11,180	11,002	11,152	1.03
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	S +	5.50%		10.75%	11/1/2028		3,123	3,073	3,115	0.29
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (6)	S +	5.50%		10.75%	11/1/2027		532	(7)	(1)	—
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (6)	S +	5.50%		10.35%	11/1/2028		37,145	21,849	21,856	2.02
RSC Acquisition, Inc.	(4) (5) (6)	S +	4.75%		9.87%	11/1/2029		463	(5)	(2)	—
RSC Acquisition, Inc.	(4) (5) (8)	S +	4.75%		9.81%	11/1/2029		5,501	5,446	5,474	0.51
RSC Acquisition, Inc.	(4) (5) (8)	S +	4.75%		9.35%	11/1/2029		10,802	10,802	10,748	0.99
RSC Acquisition, Inc.	(4) (5) (8)	S +	4.75%		9.35%	11/1/2029		4,201	4,200	4,180	0.39
RSC Acquisition, Inc.	(4) (5) (8)	S +	4.75%		10.00%	11/1/2029		676	676	672	0.06
RSC Acquisition, Inc.	(4) (5) (6)	S +	4.75%		10.15%	11/1/2029		31,500	(154)	(158)	(0.02)
RSC Acquisition, Inc.	(4) (5) (6)	S +	4.75%		10.15%	10/30/2029		3,500	(17)	(18)	—
THG Acquisition, LLC	(4) (5)	S +	5.50%		10.45%	12/2/2026		2,125	2,101	2,104	0.19
THG Acquisition, LLC	(4) (5) (6)	S +	5.75%		10.70%	12/1/2025		187	66	66	0.01
									110,112	111,038	10.29
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V.	(4) (5) (9)	E +	5.75%		9.55%	5/1/2031	EUR	24,615	25,792	27,060	2.51
Circana Group, L.P.	(4) (5) (7) (8)	S +	5.00%		9.85%	12/1/2028		23,375	22,941	23,141	2.14
Circana Group, L.P.	(4) (5) (6)	S +	5.00%		9.85%	12/1/2027		1,507	822	829	0.08
Iconic Purchaser Corporation	(4) (5) (7)	S +	6.00%	(4.50% PIK)	10.95%	11/16/2028		10,740	10,318	9,236	0.85
Iconic Purchaser Corporation	(4) (5) (6)	S +	5.50%		10.45%	11/15/2027		877	820	730	0.07
									60,693	60,996	5.65
Printing and Publishing
Recorded Books Inc.	(4) (5) (6)	S +	5.75%		10.81%	8/31/2028		1,557	983	997	0.09
Recorded Books Inc.	(4) (5) (7)	S +	5.75%		10.50%	9/3/2030		19,098	18,824	19,051	1.77
Recorded Books Inc.	(4) (5)	S +	5.75%		11.00%	9/3/2030		5,926	5,868	5,911	0.55

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
									25,675	25,959	2.41
Retail Stores
D&D Buyer LLC	(4) (5) (8)	S +	6.75%		11.45%	10/4/2028		18,283	18,051	18,283	1.69
D&D Buyer LLC	(4) (5) (6)	S +	6.75%		11.45%	10/4/2028		4,605	(46)	—	—
D&D Buyer LLC	(4) (5) (6)	S +	6.75%		11.45%	10/4/2028		1,974	634	658	0.06
Follett Corporation	(4) (5)	S +	7.50%	(3.00% PIK)	11.95%	2/1/2027		10,095	10,059	9,136	0.85
New Look Vision Group, Inc.	(4) (5) (8) (9)	C +	5.50%		9.75%	5/26/2028	CAD	551	395	395	0.04
New Look Vision Group, Inc.	(4) (5) (7) (8) (9)	S +	5.50%		10.98%	5/26/2028		352	334	341	0.03
New Look Vision Group, Inc.	(4) (5) (7) (8) (9)	C +	5.50%		9.75%	5/26/2028	CAD	1,057	759	759	0.07
New Look Vision Group, Inc.	(4) (5) (7) (8) (9)	C +	6.00%	(2.00% PIK)	10.25%	5/26/2028	CAD	8,184	5,882	5,983	0.55
New Look Vision Group, Inc.	(4) (5) (6) (9)	C +	5.50%		9.83%	5/26/2026	CAD	1,125	97	82	0.01
New Look Vision Group, Inc.	(4) (5) (9)	S +	6.00%	(2.00% PIK)	10.75%	5/26/2028		40	38	39	—
TC Signature Holdings, LLC	(4) (5) (8)	S +	9.50%	(3.00% PIK)	14.82%	5/4/2028		13,590	13,481	12,809	1.19
TC Signature Holdings, LLC	(4) (5) (6)	S +	9.50%	(3.00% PIK)	14.82%	5/4/2028		1,552	(5)	(89)	(0.01)
TC Signature Holdings, LLC	(4) (5)	S +	6.50%		11.37%	5/4/2028		776	755	772	0.07
									50,434	49,168	4.55
Services: Business
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	5.00%		9.85%	6/3/2030		3,424	(24)	(26)	—
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	5.00%		9.85%	6/3/2031		2,443	(4)	(18)	—
Baker Tilly Advisory Group, LP	(4) (5) (7)	S +	5.00%		9.85%	6/3/2031		16,233	16,116	16,111	1.49
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.75%		9.74%	9/8/2031		3,854	(19)	(39)	—
Eclipse Buyer Inc.	(4) (5)	S +	4.75%		9.74%	9/8/2031		22,738	22,513	22,511	2.08
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.75%		9.74%	9/6/2031		1,955	(19)	(20)	—
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.50%		10.78%	1/21/2030		1,431	(13)	—	—
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.50%		10.78%	1/20/2031		5,717	1,473	1,487	0.14
FR Vision Holdings, Inc.	(4) (5)	S +	5.50%		10.78%	1/20/2031		17,656	17,492	17,656	1.64
GC Waves Holdings, Inc.	(4) (5) (6)	S +	6.00%		10.95%	8/10/2029		1,497	455	481	0.04
GC Waves Holdings, Inc.	(4) (5)	S +	5.25%		10.20%	8/10/2029		74	73	74	0.01
GC Waves Holdings, Inc.	(4) (5) (6)	S +	5.25%		10.20%	8/13/2026		676	—	—	—
GC Waves Holdings, Inc.	(4) (5) (7) (8)	S +	5.25%		10.20%	8/10/2029		13,974	13,780	13,974	1.29
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		11.60%	4/19/2029		1,322	451	472	0.04
GI Apple Midco LLC	(4) (5) (7)	S +	6.75%		11.60%	4/19/2030		8,580	8,432	8,666	0.80
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		11.60%	4/19/2030		1,887	177	225	0.02
IG Investment Holdings, LLC	(4) (5) (6)	S +	6.00%		11.35%	9/22/2027		3,113	(33)	—	—
IG Investment Holdings, LLC	(4) (5) (7)	S +	6.00%		11.35%	9/22/2028		55,657	55,261	55,657	5.16
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.74%	8/6/2031		3,668	(9)	(37)	—
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.74%	8/6/2031		1,467	(14)	(15)	—

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Jensen Hughes Inc.	(4) (5)	S +	5.00%		9.74%	8/6/2031		13,009	12,880	12,879	1.19
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.74%	8/6/2031		856	—	(9)	—
JS Held, LLC	(4) (5)	S +	5.50%		10.25%	12/1/2026		8,412	8,413	8,370	0.78
JS Held, LLC	(4) (5)	S +	5.50%		10.25%	7/1/2025		4,216	4,216	4,195	0.39
JS Held, LLC	(4) (5) (6)	S +	5.50%		10.25%	12/1/2026		452	—	(2)	—
PT Intermediate Holdings III, LLC	(4) (5) (6)	S +	4.75%		9.35%	4/9/2030		836	(1)	(4)	—
PT Intermediate Holdings III, LLC	(4) (5) (7)	S +	5.00%	(1.75% PIK)	9.60%	4/9/2030		16,306	16,266	16,224	1.50
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		10.58%	4/1/2030		1,193	(8)	(6)	—
Rimkus Consulting Group Inc.	(4) (5) (8)	S +	5.25%		10.58%	4/1/2031		8,928	8,864	8,883	0.82
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		10.58%	4/1/2031		2,238	(3)	(11)	—
Speed Midco 3 S.a r.l.	(4) (5) (7) (9)	S +	4.95%		9.20%	6/5/2031		36,747	36,566	36,655	3.40
Speed Midco 3 S.a r.l.	(4) (5) (7) (9)	E +	4.95%		8.11%	6/5/2031	EUR	15,595	16,604	17,362	1.61
Speed Midco 3 S.a r.l.	(4) (5) (7) (9)	SN +	4.95%		9.90%	5/16/2029	GBP	2,498	3,139	3,343	0.31
STV Group, Inc.	(4) (5)	S +	5.00%		9.96%	3/20/2031		11,338	11,231	11,282	1.04
STV Group, Inc.	(4) (5) (6)	P +	4.00%		12.00%	3/20/2030		2,279	284	294	0.03
STV Group, Inc.	(4) (5) (6)	S +	5.00%		9.96%	3/20/2031		3,256	(5)	(16)	—
USIC Holdings Inc.	(4) (5)	S +	5.50%		10.35%	9/10/2031		42,150	41,940	41,939	3.88
USIC Holdings Inc.	(4) (5) (6)	S +	5.25%		10.10%	9/10/2031		5,365	2,579	2,579	0.24
USIC Holdings Inc.	(4) (5) (6)	S +	5.50%		10.35%	9/10/2031		2,550	64	52	—
									299,117	301,168	27.90
Services: Consumer
Bradyifs Holdings, LLC	(4) (5) (6)	S +	6.00%		11.25%	10/31/2029		3,207	2,274	2,287	0.21
Bradyifs Holdings, LLC	(4) (5) (7) (8)	S +	6.00%		11.25%	10/31/2029		29,010	28,739	29,010	2.69
Denali Midco 2 LLC	(4) (5)	S +	6.50%		11.45%	12/22/2027		491	488	491	0.05
Denali Midco 2 LLC	(4) (5)	S +	6.50%		11.45%	12/22/2027		1,675	1,664	1,675	0.15
Denali Midco 2 LLC	(4) (5)	S +	6.50%		11.45%	12/22/2027		1,980	1,968	1,980	0.18
Denali Midco 2 LLC	(4) (5)	S +	6.50%		11.45%	12/22/2027		7,350	7,306	7,350	0.68
Denali Midco 2 LLC	(4) (5)	S +	6.50%		11.45%	12/22/2027		2,289	2,275	2,289	0.21
Denali Midco 2 LLC	(4) (5)	S +	6.50%		11.45%	12/22/2027		983	977	983	0.09
Denali Midco 2 LLC	(4) (5) (6)	S +	5.75%		10.70%	12/22/2027		9,994	1,038	1,102	0.10
Kleinfelder Group, Inc.(The)	(4) (5) (7)	S +	6.25%		11.31%	11/28/2025		14,560	14,479	14,560	1.35
Kleinfelder Group, Inc.(The)	(4) (5) (6)	P +	4.00%		12.00%	8/4/2028		1,938	411	426	0.04
Kleinfelder Group, Inc.(The)	(4) (5) (6)	S +	6.25%		11.31%	9/1/2030		2,907	—	—	—
Nuevoco2, LLC	(4) (5) (7)	S +	5.75%		10.70%	6/1/2029		14,866	14,730	14,754	1.37
Nuevoco2, LLC	(4) (5)	S +	5.75%		10.70%	6/1/2029		7,470	7,403	7,414	0.69
Nuevoco2, LLC	(4) (5)	S +	5.75%		10.70%	6/1/2029		100	99	99	0.01
									83,851	84,420	7.82
Technology & Electronics

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		10.00%	10/30/2028		17,791	7,190	7,158	0.66
Chase Intermediate, LLC	(4) (5) (6)	S +	5.00%		10.41%	10/30/2028		890	(7)	(5)	—
Granicus, Inc.	(4) (5) (6)	S +	5.25%		11.00%	1/17/2031		702	(3)	—	—
Granicus, Inc.	(4) (5)	S +	5.75%	(2.25% PIK)	11.00%	1/17/2031		5,002	4,979	5,002	0.47
Granicus, Inc.	(4) (5)	S +	5.25%	(2.25% PIK)	12.35%	1/17/2031		12,271	12,271	12,210	1.13
Granicus, Inc.	(4) (5) (6)	S +	5.75%	(2.25% PIK)	11.00%	1/17/2031		4,469	—	(22)	—
									24,430	24,343	2.26

Total First Lien Debt									$1,822,055	$1,831,621	169.66%

Second Lien Debt
Aerospace and Defense
Peraton Corp.	(4) (7)	S +	8.00%		13.22%	2/1/2029		6,500	6,481	6,124	0.57
Peraton Corp.	(4) (7)	S +	7.75%		12.97%	2/1/2029		17,093	16,905	16,094	1.49
									23,386	22,218	2.06
Automobile
Fastlane Parent Company, Inc.	(4) (7)	S +	8.75%		13.71%	12/21/2026		441	430	438	0.04
									430	438	0.04
Banking
Orion Advisor Solutions, Inc.	(4) (5)	S +	8.00%		13.25%	9/24/2028		5,613	5,492	5,571	0.52
									5,492	5,571	0.52
Capital Equipment
Infinite Bidco LLC	(4) (7)	S +	7.00%		12.51%	3/2/2029		5,820	5,065	4,928	0.46
									5,065	4,928	0.46
Containers, Packaging and Glass
Berlin Packaging LLC	(4) (5)	E +	7.25%		10.60%	12/8/2029	EUR	2,176	2,290	2,392	0.22
Berlin Packaging LLC	(4) (5)	S +	6.75%		11.76%	12/9/2029		170	167	167	0.01
Berlin Packaging LLC	(4) (5)	E +	7.25%		10.95%	12/28/2029	EUR	369	389	406	0.04
									2,846	2,965	0.27
Healthcare, Education and Childcare
Bella Holding Company, LLC	(4) (5) (7)	S +	7.00%		11.95%	5/10/2029		5,544	5,409	5,544	0.51
Electron BidCo Inc.	(4) (5) (7)	S +	6.75%		11.71%	11/1/2029		7,862	7,740	7,862	0.73
									13,149	13,406	1.24
High Tech
Escape Velocity Holdings, Inc.	(4) (5) (7)	S +	7.50%		13.07%	10/8/2029		1,300	1,238	1,287	0.12
Gainwell Acquisition Corp.	(4) (5) (7)	S +	8.00%		13.42%	10/2/2028		1,260	1,229	1,147	0.11
Maverick Bidco Inc.	(4) (5) (7)	S +	6.75%		12.15%	5/18/2029		460	439	447	0.04

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
OceanKey (U.S.) II Corp.	(4) (5) (7)	S +	6.75%	11.70%	12/17/2029	2,240	2,105	2,223	0.21
Polaris Newco LLC	(4) (5) (7)	S +	9.00%	14.16%	6/4/2029	29,935	28,998	29,935	2.77
							34,009	35,039	3.25
Services: Business
Vision Solutions, Inc.	(4)	S +	7.25%	12.76%	4/23/2029	11,400	10,505	10,737	0.99
							10,505	10,737	0.99
Services: Consumer
All My Sons Moving and Storage of Kansas LLC	(4) (5) (7)	S +	7.75%	12.71%	10/25/2029	1,740	1,688	1,736	0.16
							1,688	1,736	0.16
Telecommunications
Vertical Bridge, LLC	(4)			8.87%	5/15/2054	2,900	2,900	3,020	0.28
							2,900	3,020	0.28

Total Second Lien Debt							$99,470	$100,058	9.27%

Equity Investments
Services: Business
Eclipse Buyer Inc.	(5)					6,061	5,940	5,940	0.55
							5,940	5,940	0.55

Total Equity Investments							$5,940	$5,940	0.55%
Total Investments—non-controlled/non-affiliated							$1,927,465	$1,937,619	179.48%
Total Portfolio Investments							$1,927,465	$1,937,619	179.48%

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

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
123Dentist Inc.	2024 CAD Incremental Delayed Draw Term Loan	08/09/2031	$4,427	$(1,173)
123Dentist Inc.	CAD Delayed Draw Term Loan	08/10/2029	13	(5)
AI Titan Parent Inc.	Delayed Draw Term Loan	08/29/2031	5,726	(29)
AI Titan Parent Inc.	Revolver	08/29/2031	3,579	(18)
Alera Group Holdings, Inc.	2023 Delayed Draw Term Loan	10/02/2028	13,311	133
Antylia Scientific	Revolver	10/30/2026	244	(2)
Associations, Inc.	2024 2nd Amendment Revolver	07/03/2028	775	—
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	07/03/2028	967	—
Baker Tilly Advisory Group, LP	Delayed Draw Term Loan	06/03/2031	2,443	(18)
Baker Tilly Advisory Group, LP	Revolver	06/03/2030	3,424	(26)
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/07/2030	683	(5)
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	1,075	(3)
Beacon Pointe Advisors, LLC	2024 Delayed Draw Term Loan	12/29/2028	9,740	(24)
Bottomline Technologies Inc.	Revolver	05/15/2028	972	(10)
Bradyifs Holdings, LLC	2023 Delayed Draw Term Loan	10/31/2029	919	—
Broadcast Music, Inc.	Revolver	02/08/2030	1,892	—
CentralSquare Technologies, LLC	2024 Revolver	04/12/2030	1,929	(10)
Chase Intermediate, LLC	2023 Delayed Draw Term Loan	10/30/2028	10,543	(53)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	890	(4)
Circana Group, L.P.	2024 Revolver	12/01/2027	663	(7)
CNSI Holdings, LLC	2024 Delayed Draw Term Loan	12/17/2029	26,444	(66)
CNSI Holdings, LLC	Revolver	12/17/2029	2,798	(7)
Coding Solutions Acquisition Inc.	2024 Delayed Draw Term Loan	08/07/2031	1,836	(18)
Coding Solutions Acquisition Inc.	2024 Revolver	08/07/2031	744	(7)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	07/01/2031	4,049	(20)
Community Brands ParentCo, LLC	Revolver	07/01/2031	1,579	(8)
CPI Holdco, LLC	2024 2nd Amendment Delayed Draw Term Loan	11/01/2026	6,349	(63)
CPI Holdco, LLC	2021 Revolver	10/30/2026	5,108	(51)
CSAT Solutions Holding LLC	Revolver	06/30/2028	1,159	—
D&D Buyer LLC	Delayed Draw Term Loan	10/04/2028	4,605	—
D&D Buyer LLC	Revolver	10/04/2028	1,316	—
Denali Midco 2 LLC	2023 Incremental Delayed Draw Term Loan 5	12/22/2027	8,867	(22)
Diligent Corporation	2024 Delayed Draw Term Loan	08/02/2030	4,848	(12)
Diligent Corporation	2024 Revolver	08/02/2030	2,565	(6)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Drive Centric Holdings, LLC	Revolver	08/15/2031	4,118	(21)
Eagan Sub, Inc.	2023 Revolver	06/01/2029	2,267	—
Eclipse Buyer Inc.	2024 Delayed Draw Term Loan	09/08/2031	3,854	(39)
Eclipse Buyer Inc.	2024 Revolver	09/06/2031	1,955	(20)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2031	2,395	(6)
Everbridge Holdings, LLC	Revolver	07/02/2031	1,578	(4)
Evergreen IX Borrower 2023 LLC	Revolver	10/01/2029	877	(2)
FR Vision Holdings, Inc.	Delayed Draw Term Loan	01/20/2031	4,230	—
FR Vision Holdings, Inc.	Revolver	01/21/2030	1,431	—
Gateway US Holdings, Inc.	Revolver	09/22/2026	325	—
GC Waves Holdings, Inc.	2023 Delayed Draw Term Loan	08/10/2029	1,016	—
GC Waves Holdings, Inc.	Revolver	08/13/2026	676	—
GI Apple Midco LLC	Delayed Draw Term Loan	04/19/2030	1,681	17
GI Apple Midco LLC	Revolver	04/19/2029	850	—
Global Music Rights	Revolver	08/27/2029	669	—
Granicus, Inc.	2024 7th Amendment Delayed Draw Term Loan	01/17/2031	4,469	(22)
Granicus, Inc.	2024 Revolver	01/17/2031	702	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	290	(1)
Iconic Purchaser Corporation	Revolver	11/15/2027	25	(3)
IEM New Sub 2, LLC	Delayed Draw Term Loan	08/08/2030	8,558	(86)
IG Investment Holdings, LLC	2021 Revolver	09/22/2027	3,113	—
Integrity Marketing Acquisition, LLC	2024 15th Amendment Delayed Draw Term Loan	08/25/2028	159	(1)
Integrity Marketing Acquisition, LLC	2024 15th Amendment Incremental Revolver	08/25/2028	20	—
Jensen Hughes Inc.	2024 1st Lien Delayed Draw Term Loan	08/06/2031	856	(9)
Jensen Hughes Inc.	2024 Delayed Draw Term Loan	08/06/2031	3,668	(37)
Jensen Hughes Inc.	2024 Revolver	08/06/2031	1,467	(15)
JS Held, LLC	2019 Revolver	12/01/2026	452	(2)
Kaseya, Inc.	2022 Delayed Draw Term Loan	06/25/2029	1,429	—
Kaseya, Inc.	2022 Revolver	06/25/2029	1,441	—
Kleinfelder Group, Inc.(The)	2023 Delayed Draw Term Loan	09/01/2030	2,907	—
Kleinfelder Group, Inc.(The)	Revolver	08/04/2028	1,511	—
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	3,636	—
Mantech International CP	2024 Delayed Draw Term Loan	09/14/2029	4,137	—
Mantech International CP	2024 Revolver Tranche A	09/14/2028	3,238	—
Medvet Associates LLC	Delayed Draw Term Loan	06/25/2031	14,000	(70)
Meridian Adhesives Group, Inc.	2022 1st Lien Delayed Draw Term Loan	09/03/2029	52	1
Ministry Brands Purchaser, LLC	Revolver	12/30/2027	155	(2)
Model N, Inc.	2024 Delayed Draw Term Loan	06/27/2031	6,185	(31)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Model N, Inc.	2024 Revolver	06/27/2031	3,299	(16)
MRI Software LLC	2020 Revolver	02/10/2027	2,669	(27)
MRI Software LLC	2024 Delayed Draw Term Loan 6	02/10/2027	2,936	(29)
NCWS Intermediate, Inc.	2024 Delayed Draw Term Loan	12/31/2029	3,720	(28)
NCWS Intermediate, Inc.	2024 Revolver	12/31/2029	6,414	(48)
New Look Vision Group, Inc.	CAD Revolver	05/26/2026	722	(206)
Next Holdco, LLC	Delayed Draw Term Loan	11/12/2030	3,071	—
Next Holdco, LLC	Revolver	11/09/2029	1,153	—
NRO Holdings III Corp.	Delayed Draw Term Loan	07/15/2031	8,673	(87)
NRO Holdings III Corp.	Revolver	07/15/2030	4,379	(44)
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	1,424	—
Ohio Transmission Corporation	2023 Revolver	12/19/2029	1,153	—
PDI TA Holdings, Inc.	2024 Delayed Draw Term Loan	02/03/2031	734	(2)
PDI TA Holdings, Inc.	2024 Revolver	02/03/2031	317	(1)
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/01/2027	532	(1)
Peter C. Foy & Associates Insurance Services, LLC	2024 Delayed Draw Term Loan E	11/01/2028	15,196	(38)
PetVet Care Centers, LLC	2023 Delayed Draw Term Loan	11/15/2030	3,258	(49)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	3,258	(49)
Poly-Wood, LLC	Delayed Draw Term Loan	03/20/2030	3,144	(8)
Poly-Wood, LLC	Revolver	03/20/2030	3,144	(8)
PPV Intermediate Holdings LLC	2023 Delayed Draw Term Loan	08/31/2029	1,211	—
PPV Intermediate Holdings LLC	2024 Delayed Draw Term Loan	08/31/2029	10,000	(50)
PPV Intermediate Holdings LLC	Revolver	08/31/2029	2,732	—
PT Intermediate Holdings III, LLC	2024 Delayed Draw Term Loan	04/09/2030	836	(4)
Recorded Books Inc.	2023 Revolver	08/31/2028	556	(1)
Revalize, Inc.	Revolver	04/15/2027	138	(6)
Rimkus Consulting Group Inc.	Delayed Draw Term Loan	04/01/2031	2,238	(11)
Rimkus Consulting Group Inc.	Revolver	04/01/2030	1,193	(6)
RSC Acquisition, Inc.	2023 Delayed Draw Term Loan	11/01/2029	463	(2)
RSC Acquisition, Inc.	2024 Delayed Draw Term Loan	11/01/2029	31,500	(158)
RSC Acquisition, Inc.	2024 Revolver	10/30/2029	3,500	(18)
Shelby Automotive Holdings Corp.	2024 Tranche 3 Delayed Draw Term Loan	06/29/2028	15,122	—
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	1,564	—

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Spectrum Automotive Holdings, Corp.	2021 Delayed Draw Term Loan 1A	06/29/2028	88	—
STV Group, Inc.	2024 Delayed Draw Term Loan	03/20/2031	3,256	(16)
STV Group, Inc.	2024 Revolver	03/20/2030	1,974	(10)
TC Signature Holdings, LLC	Delayed Draw Term Loan	03/31/2025	1,552	(89)
THG Acquisition, LLC	2021 Revolver	12/01/2025	121	—
Truck-Lite Co., LLC	2024 Delayed Draw Term Loan	02/13/2031	4,187	—
Truck-Lite Co., LLC	2024 Revolver	02/13/2030	4,145	—
USIC Holdings Inc.	2024 Revolver	09/10/2031	2,759	(14)
USIC Holdings Inc.	2024 Specified Delayed Draw Term Loan	09/10/2031	2,485	(12)
Wesco Group LLC	2022 USD Revolver	10/07/2027	401	—
Wesco Group LLC	CAD Incremental Revolver	10/07/2027	267	(66)
			$388,358	$(2,991)
(7)Assets or a portion thereof are pledged as collateral for the TRP OHA SPV Funding I, LLC. See Note 6 “Debt”.
(8)Position or portion thereof unsettled as of September 30, 2024.
(9)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, non-qualifying assets totaled 4.6% of the Company’s total assets.
(10) As of September 30, 2024, the estimated net unrealized gain for federal tax purposes was $3.3 million based on an estimated tax basis of $1,934.4 million. As of September 30, 2024, the estimated aggregate gross unrealized loss for federal income tax purposes was $14.7 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $18.0 million.

ADDITIONAL INFORMATION
Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 35,731	Canadian Dollar 48,100	12/19/2024	$69
State Street Bank & Trust Company	U.S. Dollar 48,584	Euro 43,500	12/19/2024	(44)
State Street Bank & Trust Company	U.S. Dollar 3,348	Great Britain Pound 2,500	12/19/2024	(1)
				$24

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
				$(1,048)

T. Rowe Price OHA Select Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
Note 1. Organization
T. Rowe Price OHA Select Private Credit Fund (the “Company”) was initially formed on December 16, 2021 as a Delaware limited liability company and subsequently converted into a Delaware statutory trust on March 2, 2022. OHA Private Credit Advisors, LLC (the “Adviser”) is the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. The Company is a closed-end investment company that has filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).
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
The Company will offer on a continuous basis up to $2.5 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company will offer to sell any combination of three classes of common shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes will have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the common shares of beneficial interest was $25.00 per share. Thereafter, the purchase price per share for each class of common shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. T. Rowe Price Investment Services, Inc., the managing dealer (the “Managing Dealer”) will use its best efforts to sell shares but is not obligated to purchase or sell any specific amount of shares in the Offering. The Company may also engage in private offerings of its common shares. As of September 30, 2024 and December 31, 2023, the Company had 37,924,181 and 25,158,870, respectively, of Class I shares issued and outstanding, and received net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $1,037.3 million and $678.9 million, respectively, as payment for such shares. As of September 30, 2024, the Company had 872,296 of Class S shares issued and outstanding, and received net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $24.4 million as payment for such shares. As of December 31, 2023, there were no Class S shares issued and outstanding. There were no Class D shares issued and outstanding as of September 30, 2024 and December 31, 2023.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash, cash equivalents and restricted cash with high credit-quality institutions to minimize credit risk exposure. As of September 30, 2024 and December 31, 2023, the Company had $11.7 million and $4.8 million of restricted cash, respectively. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company's financing transactions. As of September 30, 2024 and December 31, 2023, approximately $3.3 million and $1.2 million of the cash, cash equivalents, and restricted cash balances were denominated in a foreign currency, respectively.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2024 and December 31, 2023, there were no loans placed on non-accrual status.
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of September 30, 2024 and December 31, 2023, the Company had $33.2 million and $9.0 million of receivables for investments sold, respectively. As of September 30, 2024 and December 31, 2023, the Company had $63.6 million and $0.2 million of payables for investments purchased, respectively.
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
Organizational costs, primarily for legal expenses associated with the establishment of the Company, are expensed as incurred. The Company did not incur organizational costs during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company incurred organization costs of $0.0 million and $0.1 million, respectively.

Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and included as a deferred offering cost asset on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of September 30, 2024 and December 31, 2023, the Company had capitalized $0.5 million and $1.7 million of offering costs, respectively. For the three and nine months ended September 30, 2024, the Company had incurred amortization of deferred offering costs of $0.4 million and $2.0 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred amortization of deferred offering costs of $0.5 million and $0.5 million, respectively.
Income Taxes
The Company was a disregarded entity for U.S. federal income tax purposes until June 29, 2023, when it became a C Corporation. The Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. In addition, for U.S. federal income tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its fiscal year ending December 31, 2023. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company. Income earned or loss incurred by the Company prior to the period in which it intends to elect to be treated as a RIC is not attributable to the shareholders of the RIC. As such, income or loss from this period is excluded from the RIC's taxable income calculation.
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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company did not incur excise tax for the three and nine months ended September 30, 2024 and September 30, 2023.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through September 30, 2024. As applicable, the Company’s prior year remains subject to examination by U.S. federal, state and local tax authorities.
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
The Adviser agreed not to charge the Company a management fee until the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. The Adviser further agreed to waive its management fee until the date immediately after the first six months following the date on which the Company’s registration statement became effective. For the three and nine months ended September 30, 2024, the Company incurred management fees of $3.3 million and $8.3 million, respectively, of which $0.0 million and $2.3 million were waived, respectively. For the three and nine months ended September 30, 2023, the Company incurred management fees of $1.0 million and $1.0 million, respectively, all of which were waived. As of September 30, 2024, $3.3 million remained payable related to the base management fee accrued in management fee payable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2023, there was no management fee payable as all management fees had been waived.
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
The Adviser agreed not to charge the Company an incentive fee until the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. The Adviser further agreed to waive its incentive fee until the date immediately after the first six months following the date on which the Company’s registration statement became effective. For the three and nine months ended September 30, 2024, the Company incurred income incentive fees of $4.3 million and $11.2 million, respectively, of which $0.0 million and $3.4 million, respectively, were waived. For the three and nine months ended September 30, 2023, the Company incurred income incentive fees of $1.5 million and $1.5 million, respectively, all of which were waived. As of September 30, 2024, $4.3 million remained payable related to the income incentive fee accrued in income incentive fee payable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2023, there was no income incentive fee payable as all income incentive fees had been waived.
For the three and nine months ended September 30, 2024 and September 30, 2023, the Company incurred no capital gains incentive fees.

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
For the three and nine months ended September 30, 2024, the Adviser made $0.8 million and $1.3 million in Expense Payments on behalf of the Company, respectively. For the three and nine months ended September 30, 2023, the Adviser did not make any Expense Payments on behalf of the Company. For the three and nine months ended September 30, 2024 and September 30, 2023, the Company made no Reimbursement Payments to the Adviser. As of September 30, 2024 and December 31, 2023, the Company had receivables of $0.1 million and $0.1 million, respectively, from the Adviser for expense support payments, which offset accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. As of September 30, 2024 and December 31, 2023, total expense payments made by the Adviser on behalf of the Company were $1.6 million and $0.3 million, respectively, and total unreimbursed expense payments were $1.6 million and $0.3 million, respectively.
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
The Company incurred expenses related to the Administrator of $0.3 million and $1.6 million for the three and nine months ended September 30, 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statement of Operations. The Company did not incur expenses related to the Administrator for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, expenses related to the Administrator that were payable are included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities.
The sub-administrator is compensated for performing its sub-administrative services under the sub-administration agreement. For the three and nine months ended September 30, 2024, the Company incurred expenses related to the sub-administrator of $0.4 million and $1.1 million, respectively, which is included in administrative service expenses on the Consolidated Statement of Operations and the payable included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2023, the Company incurred expenses related to the sub-administrator of $0.0 million and $0.0 million, respectively, which is included in administrative service expenses on the Consolidated Statement of Operations and the payable included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities.
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
For the three and nine months ended September 30, 2024, the Company accrued distribution and shareholder servicing fees for Class S shares of $39.4 thousand and $45.0 thousand, respectively, and did not accrue any such fees for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2024 and September 30, 2023, the Company did not accrue distribution or shareholder servicing fees for Class D shares.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,822,055	$1,831,621	94.5%	$1,029,099	$1,043,304	90.8%
Second Lien Debt	99,470	100,058	5.2	102,627	105,108	9.2
Equity Investments	5,940	5,940	0.3	—	—	—
Total	$1,927,465	$1,937,619	100.0%	$1,131,726	$1,148,412	100.0%

The industry composition of investments based on fair value as of September 30, 2024 and December 31, 2023 were as follows:

September 30, 2024
Healthcare, Education and Childcare	17.6%
Services: Business	16.4
High Tech	16.0
Capital Equipment	7.1
Automobile	7.0
Insurance	5.7
Services: Consumer	4.4
Finance	3.5
Aerospace and Defense	3.2
Media: Diversified & Production	3.2
Chemicals, Plastics and Rubber	3.0
Consumer Goods: Durable	2.5
Retail Stores	2.5
Construction & Building	1.4
Cargo Transport	1.3
Printing and Publishing	1.3
Technology & Electronics	1.3
Broadcasting and Entertainment	0.9
Buildings and Real Estate	0.8
Containers, Packaging and Glass	0.4
Banking	0.3
Telecommunications	0.2
Total	100.0%

December 31, 2023
High Tech	17.6%
Healthcare, Education and Childcare	14.4
Services: Consumer	10.7
Automobile	8.6
Services: Business	7.9
Insurance	7.6
Aerospace and Defense	6.1
Retail Stores	4.3
Finance	3.3
Chemicals, Plastics and Rubber	3.0
Consumer Goods: Durable	2.9
Media: Diversified & Production	2.9
Capital Equipment	2.5
Buildings and Real Estate	2.4
Cargo Transport	2.3
Printing and Publishing	1.4
Broadcasting and Entertainment	0.7
Construction & Building	0.5
Containers, Packaging and Glass	0.5
Banking	0.2
Mining, Steel, Iron and Non-Precious Metals	0.2
Technology & Electronics	—
Total	100.0%

The geographic composition of investments at cost and fair value as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,837,237	$1,844,929	95.2%	170.9%
Switzerland	56,309	57,360	3.0	5.3
Germany	25,792	27,060	1.4	2.5
Canada	8,127	8,270	0.4	0.8
Total	$1,927,465	$1,937,619	100.0%	179.5%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,118,457	$1,134,753	98.8%	161.1%
Canada	7,297	7,462	0.7	1.0
Switzerland	5,972	6,197	0.5	0.9
Total	$1,131,726	$1,148,412	100.0%	163.0%

Note 5.  Fair Value of Investments
The following tables present the fair value hierarchy of investments as of September 30, 2024 and December 31, 2023, categorized by the ASC 820 valuation hierarchy, as previously described:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,831,621	$1,831,621
Second Lien Debt	—	41,341	58,717	100,058
Equity Investments	—	—	5,940	5,940
Total	$—	$41,341	$1,896,278	$1,937,619

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,043,304	$1,043,304
Second Lien Debt	—	32,557	72,551	105,108
Total	$—	$32,557	$1,115,855	$1,148,412
The following tables present the change in the fair value of financial instruments for the three and nine months ended September 30, 2024 and September 30, 2023, for which Level 3 inputs were used to determine the fair value:

	Three Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,537,031	$69,526	$—	$1,606,557
Purchases of investments	350,338	—	5,940	356,278
Proceeds from principal repayments and sales of investments	(58,705)	(10,929)	—	(69,634)
Accretion of discount/amortization of premium	1,853	322	—	2,175
Net realized gain (loss)	283	—	—	283
Net change in unrealized appreciation (depreciation)	821	(202)	—	619
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Fair value, end of period	$1,831,621	$58,717	$5,940	$1,896,278
Net change in unrealized appreciation (depreciation) related to financial instruments still held as September 30, 2024	$1,914	$(162)	$—	$1,752

	Nine Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,043,304	$72,551	$—	$1,115,855
Purchases of investments	1,024,985	25,435	5,940	1,056,360
Proceeds from principal repayments and sales of investments	(237,694)	(38,085)	—	(275,779)
Accretion of discount/amortization of premium	5,830	1,290	—	7,120
Net realized gain (loss)	(163)	127	—	(36)
Net change in unrealized appreciation (depreciation)	(4,641)	(344)	—	(4,985)
Transfers into Level 3 (1)		—	—	—
Transfers out of Level 3 (1)		(2,257)	—	(2,257)
Fair value, end of period	$1,831,621	$58,717	$5,940	$1,896,278
Net change in unrealized appreciation (depreciation) related to financial instruments still held as September 30, 2024	$274	$423	$—	$697

(1)Transfers between levels are recognized at the beginning of the year in which the transfers occur. For the three months ended September 30, 2024, there were no transfers into or out of Level 3. For the nine months ended September 30, 2024, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

	Three Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$541,085	$39,166	$580,251
Purchases of investments	300,575	24,916	325,491
Proceeds from principal repayments and sales of investments	(7,634)	(873)	(8,507)
Accretion of discount/amortization of premium	615	59	674
Net realized gain (loss)	141	4	145
Net change in unrealized appreciation (depreciation)	6,704	620	7,324
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$841,486	$63,892	$905,378
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2023	$6,704	$620	$7,324

	Nine Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$66,971	$4,787	$71,758
Purchases of investments	775,285	59,228	834,513
Proceeds from principal repayments and sales of investments	(9,020)	(873)	(9,893)
Accretion of discount/amortization of premium	734	66	800
Net realized gain (loss)	163	4	167
Net change in unrealized appreciation (depreciation)	7,353	680	8,033
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$841,486	$63,892	$905,378
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2023	$7,327	$680	$8,007

(1)For the three and nine months ended September 30, 2023, there were no transfers into or out of Level 3.

Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2024 and December 31, 2023.  The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
Assets:
First Lien Debt	$1,742,672	Discounted cash flow	Comparative Yield	7.2% - 16.5% (9.1%)
First Lien Debt	88,949	Precedent Transaction	Transaction Price	N/A
Total First Lien Debt	1,831,621
Second Lien Debt	58,717	Discounted cash flow	Comparative Yield	9.8% - 14.4% (11.6%)
Equity Investments	5,940	Precedent Transaction	Transaction Price	N/A
Total	$1,896,278

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
Assets:
First Lien Debt	$982,114	Discounted cash flow	Comparative Yield	8.4% - 12.8% (10.1%)
First Lien Debt	61,190	Precedent Transaction	Transaction Price	N/A
Total First Lien Debt	1,043,304
Second Lien Debt	72,551	Discounted cash flow	Comparative Yield	10.0% - 13.1% (12.1%)
Equity Investments	72,551
	$1,115,855

(1) Weighted averages are calculated based on fair value of investments.

The Company used the income approach to determine the fair value of certain Level 3 assets as of September 30, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
Financial instruments disclosed but not carried at fair value

The following table presents the fair value of the Company's debt obligations as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
JPM Credit Facility	$268,646	$246,100
BNP Credit Facility	285,000	312,530
2024A Senior Notes	300,000	—
Total Debt	$853,646	$558,630
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
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, the Company's asset coverage was 226.9% and 226.1%, respectively.
The following tables present the Company’s outstanding borrowings as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value
JPM Credit Facility (1)	$475,000	$268,646	$268,646
BNP Credit Facility (1)	400,000	285,000	285,000
2024A Senior Notes (2)	300,000	300,000	296,882
Total Debt	$1,175,000	$853,646	$850,528

	December 31, 2023
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value
JPM Credit Facility (1)	$475,000	$246,100	$246,100
BNP Credit Facility (1)	400,000	312,530	312,530
Total Debt	$875,000	$558,630	$558,630
(1)Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(2)Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
For the three and nine months ended September 30, 2024, the Company had total average borrowings of $795.6 million at a weighted average interest rate of 7.6%, and $647.8 million at a weighted average interest rate of 7.8%, respectively. For the three and nine months ended September 30, 2023, the Company had total average borrowings of $333.4 million at a weighted average interest rate of 8.1%, and $133.9 million at a weighted average interest rate of 7.9%, respectively.

A summary of contractual maturities of our debt obligations was as follows as of September 30, 2024:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPM Credit Facility	$268,646	$—	$—	$268,646	$—
BNP Credit Facility	285,000	—	—	285,000	—
2024A Senior Notes	300,000	—	—	300,000	—
Total Debt Obligations	$853,646	$—	$—	$853,646	$—

JPM Credit Facility

On November 15, 2022, the Company entered into a senior secured revolving credit agreement (as amended, the “JPM Credit Agreement” or the “JPM Credit Facility”) as Borrower, with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto. The original facility amount under the JPM Credit Agreement was $50.0 million. On August 29, 2023, the Company entered into Amendment No.1 (the “Amendment”) to the JPM Credit Agreement, and the amended facility amount under the Amendment is $475.0 million. The JPM Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2024, the Company was in compliance with these covenants.
Borrowings under the JPM Credit Facility bear interest at SOFR plus 1.875%. The Company pays an unused commitment fee of 37.5 basis points (0.375%) per annum. The stated maturity date was extended from November 15, 2027 to August 29, 2028 as part of the Amendment.
As of September 30, 2024 and December 31, 2023, there were $268.6 million and $246.1 million of borrowings outstanding under the JPM Credit Facility, respectively.

For the three and nine months ended September 30, 2024 and September 30, 2023, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$5,339	$858	$13,559	$1,905
Unused facility fee	280	150	759	185
Amortization of deferred financing costs	228	94	679	141
Total interest and debt financing expense	$5,847	$1,102	$14,997	$2,231
For the three and nine months ended September 30, 2024, the weighted average stated interest rate on the aggregate principal amount of indebtedness outstanding under the JPM Credit Facility was 7.3% and 7.4%, respectively. For the three and nine months ended September 30, 2023, the weighted average stated interest rate on the aggregate principal amount of indebtedness outstanding under the JPM Credit Facility was 7.3% and 7.0%, respectively.
BNP Credit Facility

On June 30, 2023, the Company entered into an amended and restated revolving credit and security agreement (the “BNP Credit Agreement” or “BNP Credit Facility”) with the Company, as Equityholder, TRP OHA SPV Funding I, LLC ("Borrower"), as borrower, BNP Paribas (“BNP”), as administrative agent, TRP OHA Servicer I, LLC, as servicer, The Bank of New York Mellon Trust Company, National Association (“BNYM”), as collateral agent, and the lenders party thereto. The facility amount under the BNP Credit Agreement is $400.0 million.
Proceeds of the loans under the BNP Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the BNP Credit Agreement. The period from the closing date until June 30, 2026 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the BNP Credit Agreement. The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent, the Lenders, the Custodian and the Collateral Administrator, (b) June 30, 2028, and (c) the date on which the Administrative Agent provides notice of the declaration of the final maturity date after the occurrence of an event of default. The Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2024, the Company was in compliance with these covenants.

Assets that are pledged as collateral for the BNP Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the BNP Revolving Credit Facility.

Through August 5, 2024, borrowings under the BNP Credit Facility bore interest at SOFR plus 3.00% and the Company accrued the following unused commitment fees effective from December 31, 2023, the six month anniversary of the BNP Credit Facility's closing date: 300 basis points (3.00%) if the unused amount is greater than 75% of the facility amount, 125 basis points (1.25%) if the unused amount is between 50% and 75% of the facility amount, 100 basis points (1.00%) if the unused amount is between 25% and 50% of the facility amount, and 0 basis points (0.00%) if the unused amount is less than 25% of the facility amount.

On August 6, 2024, the Company entered into the Second Amendment (the “Second Amendment”) to the BNP Credit Agreement. The Second Amendment, among other things, (i) reduced the applicable margin for advances to 2.25% per annum prior to the end of the reinvestment period and 2.75% per annum thereafter, and (ii) changed the unused commitment fee to 225 basis points (2.25%) if the unused amount is greater than or equal to 75% of the facility amount, 175 basis points (1.75%) if the unused amount is between 50% and 75% of the facility amount, 150 basis points (1.50%) if the unused amount is between 25% and 50% of the facility amount, and 0 basis points (0.00%) if the unused amount is less than or equal to 25% of the facility amount. The stated maturity date is June 30, 2028.

As of September 30, 2024 and December 31, 2023, there were $285.0 million and $312.5 million of borrowings outstanding under the BNP Credit Facility, respectively.

For the three and nine months ended September 30, 2024 and September 30, 2023, the components of interest expense related to the BNP Credit Facility were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$4,102	$—	$10,880	$—
Unused facility fee	297	—	1,219	—
Amortization of deferred financing costs	105	—	314	—
Total interest and debt financing expense	$4,504	$—	$12,413	$—

For the three and nine months ended September 30, 2024, the weighted average stated interest rate on the aggregate principal amount of indebtedness outstanding under the BNP Credit Facility was 7.8% and 8.2%, respectively. For the three and nine months ended September 30, 2023, the weighted average stated interest rate on the aggregate principal amount of indebtedness outstanding under the BNP Credit Facility was 8.3% and 8.2%, respectively.
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

The balance of unamortized debt issuance costs related to the 2024A Notes was $3.1 million and $0.0 million as of September 30, 2024 and December 31, 2023, respectively.

For the three and nine months ended September 30, 2024 and September 30, 2023, the components of interest expense related to the 2024A Notes were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$5,828	$—	$13,210	$—
Amortization of debt issuance costs	184	—	429	—
Total interest and debt financing expense	$6,012	$—	$13,639	$—
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
The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its shareholders, as described in Note 2. The fair value of derivative contracts open as of September 30, 2024 and December 31, 2023 is included on the Consolidated Schedules of Investments by contract. The Company had no collateral payable as of September 30, 2024 and December 31, 2023. Collateral amounts posted are included in collateral on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities.
During the three and nine months ended September 30, 2024, the average notional exposure for foreign currency forward contracts was $84.4 million and $62.0 million, respectively. During the three and nine months ended September 30, 2023, the average notional exposure for foreign currency forward contracts was $13.6 million and $6.0 million, respectively.
The following tables present both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of September 30, 2024 and December 31, 2023.

September 30, 2024
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$24	$—	$24	$—	$24

December 31, 2023
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$—	$(1,048)	$(1,048)	$—	$(1,048)

(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual set off rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the three and nine months ended September 30, 2024 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Realized gain (loss) on foreign currency forward contracts	$(2,558)	$(2,078)
Net change in unrealized gain (loss) on foreign currency forward contracts	30	1,072
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$(2,528)	$(1,006)
The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the three and nine months ended September 30, 2023 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Realized gain (loss) on foreign currency forward contracts	$325	$325
Net change in unrealized gain (loss) on foreign currency forward contracts	132	141
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$457	$466
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
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024 and December 31, 2023, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	September 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$280,460	$120,709
Unfunded revolving commitments	107,898	54,025
Total unfunded commitments	$388,358	$174,734

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2024, management was not aware of any pending or threatened litigation.
Note 9. Net Assets
As of September 30, 2024 and December 31, 2023, the Company had 37,924,181 and 25,158,870 of Class I shares issued and outstanding with a par value of $0.01 per share, respectively. As of September 30, 2024, the Company had 872,296 of Class S shares issued and outstanding with a par value of $0.01 per share. There were no Class S shares issued and outstanding as of December 31, 2023. There were no Class D shares issued and outstanding as of September 30, 2024 and December 31, 2023.

The following table summarizes capital activity for the three months ended September 30, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	35,815,699	$358	$986,564	$8,161	$(4,377)	$11,420	$1,002,126
Common shares issued	2,913,818	29	81,439	—	—		81,468
Distribution reinvestment	66,960	1	1,857	—	—	—	1,858
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	29,599	—	—	29,599
Net realized gain (loss)	—	—	—	—	(2,101)	—	(2,101)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(1,272)	(1,272)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	57	57
Distributions declared	—	—	—	(32,177)	—	—	(32,177)
Balance end of period	38,796,477	$388	$1,069,860	$5,583	$(6,478)	$10,205	$1,079,558

The following table summarizes capital activity for the three months ended September 30, 2023:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	11,449,456	$114	$298,712	$2,405	$30	$230	$301,491
Common shares issued	6,530,360	66	179,434	—	—	—	179,500
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	12,292	—	—	12,292
Net realized gain (loss)	—	—	—	—	415	—	415
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	7,383	7,383
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	—	—
Distributions declared	—	—	—	(6,870)	—	—	(6,870)
Balance end of period	17,979,816	$180	$478,146	$7,827	$445	$7,613	$494,211

The following table summarizes capital activity for the nine months ended September 30, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	$704,431
Common shares issued	13,489,160	135	378,574	—	—	—	378,709
Distribution reinvestment	148,447	1	4,147	—	—	—	4,148
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	84,320	—	—	84,320
Net realized gain (loss)	—	—	—	—	(1,674)	—	(1,674)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(6,532)	(6,532)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,099	1,099
Distributions declared	—	—	—	(84,943)	—	—	(84,943)
Balance end of period	38,796,477	$388	$1,069,860	$5,583	$(6,478)	$10,205	$1,079,558

The following table summarizes capital activity for the nine months ended September 30, 2023:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	2,000,000	$20	$49,980	$175	$8	$(488)	$49,695
Common shares issued	15,979,816	160	428,166	—	—	—	428,326
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	14,522	—	—	14,522
Net realized gain (loss)	—	—	—	—	437	—	437
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	81,001	8,101
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	—	—
Distributions declared	—	—	—	(6,870)	—	—	(6,870)
Balance end of period	17,979,816	$180	$478,146	$7,827	$445	$7,613	$494,211

The following table summarizes transactions in common shares during the nine months ended September 30, 2024:

	Shares	Amount
Class I:
Proceeds from shares sold	12,623,172	$354,475
Repurchase of shares	—	—
Distribution reinvestment	142,139	3,972
Net increase (decrease)	12,765,311	358,447
Class S:
Proceeds from shares sold	865,988	24,234
Repurchase of shares	—	—
Distribution reinvestment	6,308	176
Net increase (decrease)	872,296	24,410
Total increase (decrease)	13,637,607	$382,857

The Company determines NAV per share as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first business day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available. The following table summarizes each month-end NAV per share for Class S, Class D, and Class I common shares for the nine months ended September 30, 2024:

	NAV Per Share
	Class S	Class D (1)	Class I
January 31, 2024	$—	$—	$28.12
February 29, 2024	$—	$—	$28.22
March 31, 2024	$—	$—	$28.15
April 30, 2024	$—	$—	$28.15
May 31, 2024	$28.08	$—	$28.08
June 30, 2024	$27.98	$—	$27.98
July 31, 2024	$27.93	$—	$27.93
August 31, 2024	$27.93	$—	$27.93
September 30, 2024	$27.83	$—	$27.83

(1)There were no Class D shares issued or outstanding during the nine months ended September 30, 2024.

Distributions are recorded on the record date. The following tables summarize distributions declared during the nine months ended September 30, 2024:

			Class I(1)
Date Declared	Record Date	Payment Date	Regular Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distributions
January 29, 2024	January 31, 2024	February 28, 2024	$0.20	$0.03	$—	$6,152
February 27, 2024	February 29, 2024	March 28, 2024	0.20	0.03	—	6,469
March 27, 2024	March 29, 2024	April 30, 2024	0.20	0.03	0.18	12,155
April 23, 2024	April 30, 2024	May 30, 2024	0.20	0.03	—	7,056
May 28, 2024	May 31, 2024	June 28, 2024	0.20	0.03	—	7,322
June 24, 2024	June 28, 2024	July 30, 2024	0.20	0.03	0.15	13,516
July 23, 2024	July 31, 2024	August 29, 2024	0.20	0.03	—	8,538
August 27, 2024	August 30, 2024	September 30, 2024	0.20	0.03	—	8,684
September 25, 2024	September 30, 2024	October 31, 2024	0.20	0.03	0.15	14,411
Total			$1.80	$0.27	$0.48	$84,303

			Class S(1)
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(2)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distributions
May 28, 2024	May 31, 2024	June 28, 2024	$0.18	$0.03	$—	$8
June 24, 2024	June 28, 2024	July 30, 2024	0.18	0.03	0.15	88
July 23, 2024	July 31, 2024	August 29, 2024	0.18	0.03	—	89
August 27, 2024	August 30, 2024	September 30, 2024	0.18	0.03	—	141
September 25, 2024	September 30, 2024	October 31, 2024	0.18	0.03	0.15	314
Total			$0.90	$0.15	$0.30	$640

(1) There were no Class D shares issued or outstanding during the nine months ended September 30, 2024.
(2) Base distributions per share are net of distribution and/or shareholder servicing fees.

The following table summarizes distributions declared during the nine months ended September 30, 2023:

			Class I (1)
Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
August 8, 2023	August 15, 2023	August 31, 2023	$0.20	$2,290
August 30, 2023	August 31, 2023	September 29, 2023	$0.20	$2,290
September 14, 2023	September 15, 2023	October 30, 2023	$0.20	$2,290
Total				$6,870
(1) There were no Class S or Class D shares issued or outstanding during the nine months ended September 30, 2023.

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

Through September 30, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its common shares during the nine months ended September 30, 2024:

	Class S		Class D (1)		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.35	$640	$—	$—	$2.55	$84,303
Net realized gain	—	—	—	—	—	—
Total	$1.35	$640	$—	$—	$2.55	$84,303
(1)There were no Class D shares issued or outstanding during the nine months ended September 30, 2024.

Note 10. Consolidated Financial Highlights
The following are consolidated financial highlights for Class I and Class S common shares outstanding for the nine months ended September 30, 2024 and September 30, 2023:

	For the Nine Months Ended September 30, 2024
	Class I	Class S(8)
Per Share Data: (1)
Net asset value, beginning of period	$28.00	$28.15
Net investment income	2.55	2.16
Net unrealized and realized gain (loss) (2)	(0.17)	(1.13)
Net increase (decrease) in net assets resulting from operations (3)	2.38	1.03
Distributions declared	(2.55)	(1.35)
Total increase (decrease) in net assets (3)	(0.17)	(0.32)
Net asset value, end of period	$27.83	$27.83
Shares outstanding, end of period	37,924,181	872,296
Total return based on NAV (4)	8.79%	3.72%
Ratios:
Portfolio turnover ratio (5)	19.23%	19.23%
Ratio of expenses before management fee, incentive fees, waivers and expense support to average net assets (6)(7)	7.17%	8.11%
Ratio of expenses after management and incentive fees before waivers and expense support to average net assets (6)(7)	9.96%	10.92%
Ratio of expenses after management fee, incentive fees, waivers and expense support to average net assets (6)(7)	8.95%	10.78%
Ratio of net investment income to average net assets before waivers and expense support (6)(7)	11.11%	10.13%
Ratio of net investment income to average net assets after waivers and expense support (6)(7)	12.13%	10.26%
Supplemental Data:
Net assets, end of period	$1,055,286	$24,272

	For the Nine Months Ended September 30, 2023
	Class I	Class S (8)
Per Share Data: (1)
Net asset value, beginning of period	$24.85	$—
Net investment income	2.68	—
Net unrealized and realized gain (loss) (2)	0.56	—
Net increase (decrease) in net assets resulting from operations (3)	3.24	—
Distributions declared	(0.60)	—
Total increase (decrease) in net assets (3)	2.64	—
Net asset value, end of period	$27.49	$—
Shares outstanding, end of period	17,979,816	—
Total return based on NAV (4)	12.26%	—%
Ratios:
Portfolio turnover ratio (5)	5.69%	—%
Ratio of net expenses before incentive to average net assets (6)(7)	7.90%	—%
Ratio of net expenses after incentive to average net assets (6)(7)	7.90%	—%
Ratio of net investment income to average net assets (6)	16.55%	—%
Supplemental Data:
Net assets, end of period	$494,211	$—
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
Subscriptions

The Company received $52.1 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I and Class S shares for subscriptions effective October 1, 2024.

The Company received $15.8 million of net proceeds relating to the issuance of Class I and Class S shares for subscriptions effective November 1, 2024, excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On November 1, 2024, the Company offered to purchase up to 5% of its outstanding common shares as of September 30, 2024 at a price equal to the NAV per share as of December 31, 2024. The offer expires on December 2, 2024.

Distribution Declarations

On October 24, 2024, the Company declared a total distribution of $0.23 per Class I share and $0.21 per Class S share, all of which is payable on November 29, 2024 to shareholders of record as of October 31, 2024.

JPM Credit Facility Amendment

On October 10, 2024, the Company entered into the Commitment Increase Agreement (the “Commitment Increase Agreement”), dated as of October 10, 2024, among the Company, as borrower, JPMorgan Chase Bank, N.A., as an increasing lender, administrative agent, swingline lender and an issuing bank, BNP Paribas, as an increasing lender, Canadian Imperial Bank of Commerce, as an increasing lender, State Street Bank and Trust Company, as an increasing lender and as a swingline lender, Bank of America, N.A., as an assuming lender, and Barclays Bank PLC, as a swingline lender and an issuing bank, pursuant to Section 2.08(e) of the Senior Secured Revolving Credit Agreement, dated as of November 15, 2022 (as amended, restated, supplemented and/or otherwise modified from time to time, the "JPM Credit Agreement” or the “JPM Credit Facility”), among the Company, as borrower, the lenders party thereto, and JPM, as administrative agent for the lenders. Capitalized terms used but not otherwise defined herein have the meanings ascribed to such terms in the Credit Agreement. The Commitment Increase Agreement provides for, among other things, an increase in the total aggregate commitments from lenders under the revolving credit facility governed by the Credit Agreement from $475.0 million to $665.0 million.

CIBC Credit Facility Agreement

On November 5, 2024 (the “Effective Date”), the Company, entered into a loan and servicing agreement (the “CIBC Loan Agreement” or the “CIBC Credit Facility”), among TRP OHA SPV Funding II, LLC, as borrower, the Company, as transferor, TRP OHA Servicer II, LLC, as servicer, The Bank of New York Mellon Trust Company, National Association, as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce (“CIBC”), as administrative agent (the “Administrative Agent”). The facility amount under the CIBC Loan Agreement is $250.0 million (the “Maximum Commitment”).

Proceeds of the loans under the CIBC Loan Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the CIBC Loan Agreement. The period from the closing date until November 5, 2027 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the CIBC Loan Agreement. The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent and the Lenders, (b) November 5, 2029, and (c) the date on which the Administrative Agent or the required lenders provide notice of the declaration of the final maturity date after the occurrence of an event of default. The CIBC Loan Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Assets that are pledged as collateral under the CIBC Loan Agreement are not available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the CIBC Loan Agreement.

Borrowings under the CIBC Loan Agreement bear interest at (a) in the case of borrowings denominated in USD, either Daily Simple SOFR or Term SOFR, at the election of the Borrower, plus 2.10%, (b) in the case of borrowings denominated in GBP, Daily Simple SONIA plus 2.10%, (c) the case of borrowings denominated in CAD, Term CORRA plus 2.10% or (d) the case of borrowings denominated in EUR, EURIBOR plus 2.10%. The Company is to pay an unused commitment fee of 50 basis points (0.50%) per annum on certain unused amounts subject to a 50% minimum utilization beginning May 5, 2025. The stated maturity date is November 5, 2029.

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

Overview
The Company was initially formed on December 16, 2021 as a Delaware limited liability company and subsequently converted into a Delaware statutory trust on March 2, 2022.  We are an externally managed, closed-end, non-diversified management investment company that elected to be regulated as a business development company under the 1940 Act on June 30, 2023. The Adviser is registered under the Investment Advisers Act of 1940. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code, beginning with our fiscal year ending December 31, 2023. We have an indefinite term.
The Company's investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments capturing long-term capital appreciation, while maintaining a strong focus on downside protection. The Company invests primarily in directly originated and customized private financing solutions, including loans and other debt securities with a strong focus on senior secured lending to larger companies. The Company primarily targets investments in first lien loans, unitranche loans, second lien loans and other corporate secured debt. The Company may also invest in equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, the Company will invest directly or indirectly at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation. From inception through September 30, 2024, we have invested approximately $2.2 billion in aggregate cost of debt investments prior to any subsequent exits or repayments, including the $521.4 million of debt investments acquired through an in-kind contribution on June 30, 2023.
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
Revenues
We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of September 30, 2024 and as of December 31, 2023, 99.7% and 100% of our debt investments based on fair value in our portfolio were at floating rates, respectively. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.
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
The Adviser agreed to incur organizational and offering costs on behalf of the Company and did not seek reimbursement of incurred organizational and offering costs until after the Company elected to be regulated as a BDC on June 30, 2023. Following the effective date of the Company's registration statement of September 29, 2023, the Adviser has sought reimbursement of allocated organizational and offering costs from the Company. As of September 30, 2024, the Company had no offering costs or organizational costs payable to the Adviser. As of December 31, 2023, the Company had $2.7 million in offering costs and $0.1 million in organizational costs payable to the Adviser.

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
Portfolio and Investment Activity
As of September 30, 2024, based on fair value, our portfolio consisted of 94.5% first lien debt investments, 5.2% second lien debt investments, and 0.3% equity investments. As of December 31, 2023, based on fair value, our portfolio consisted of 90.8% first lien debt investments and 9.2% second lien debt investments.
As of September 30, 2024 and December 31, 2023, we had investments in 103 and 90 portfolio companies, respectively, with an aggregate fair value of approximately $1,937.6 million and $1,148.4 million, respectively.
Our investment activity for the three months ended September 30, 2024 and September 30, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Total investments, beginning of period	$1,638,322	$599,708
New investments purchased (1)	357,833	338,911
New investments acquired through in-kind contribution	—	—
Net accretion of discount on investments	2,246	693
Net realized gain (loss) on investments	285	159
Investments sold or repaid	(71,221)	(17,311)
Total investments, end of period	$1,927,465	$922,160
(1) Purchases include PIK interest, if applicable.

Our investment activity for the nine months ended September 30, 2024 and September 30, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Total investments, beginning of period	$1,131,726	$72,246
New investments purchased(1)	1,075,876	346,254
New investments acquired through in-kind contribution	—	521,356
Net accretion of discount on investments	7,542	820
Net realized gain (loss) on investments	(34)	181
Investments sold or repaid	(287,645)	(18,697)
Total investments, end of period	$1,927,465	$922,160
(1) Purchases include PIK interest, if applicable.
The following table presents certain selected information regarding our investment portfolio:

	As of
	September 30, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at amortized cost(1)	11.6%	12.7%
Weighted average yield on debt and income producing investments, at fair value(1)	11.5%	12.5%
Number of portfolio companies	103	90
Weighted average EBITDA (2)	$254.0	$259.7
Average loan-to-value (LTV) (3)	43.8%	43.4%
Percentage of debt investments bearing a floating rate, at fair value	99.7%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.3%	—%
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

Our investments consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,822,055	$1,831,621	94.5%	$1,029,099	$1,043,304	90.8%
Second Lien Debt	99,470	100,058	5.2	102,627	105,108	9.2
Equity Investments	5,940	5,940	0.3	—	—	—
Total	$1,927,465	$1,937,619	100.0%	$1,131,726	$1,148,412	100.0%
As of September 30, 2024 and December 31, 2023, there were no investments on non-accrual status.

The tables below describe investments by industry composition based on fair value as of September 30, 2024 and December 31, 2023:

September 30, 2024
Healthcare, Education and Childcare	17.6%
Services: Business	16.4
High Tech	16.0
Capital Equipment	7.1
Automobile	7.0
Insurance	5.7
Services: Consumer	4.4
Finance	3.5
Aerospace and Defense	3.2
Media: Diversified & Production	3.2
Chemicals, Plastics and Rubber	3.0
Consumer Goods: Durable	2.5
Retail Stores	2.5
Construction & Building	1.4
Cargo Transport	1.3
Printing and Publishing	1.3
Technology & Electronics	1.3
Broadcasting and Entertainment	0.9
Buildings and Real Estate	0.8
Containers, Packaging and Glass	0.4
Banking	0.3
Telecommunications	0.2
Total	100.0%

December 31, 2023
High Tech	17.6%
Healthcare, Education and Childcare	14.4
Services: Consumer	10.7
Automobile	8.6
Services: Business	7.9
Insurance	7.6
Aerospace and Defense	6.1
Retail Stores	4.3
Finance	3.3
Chemicals, Plastics and Rubber	3.0
Consumer Goods: Durable	2.9
Media: Diversified & Production	2.9
Capital Equipment	2.5
Buildings and Real Estate	2.4
Cargo Transport	2.3
Printing and Publishing	1.4
Broadcasting and Entertainment	0.7
Construction & Building	0.5
Containers, Packaging and Glass	0.5
Banking	0.2
Mining, Steel, Iron and Non-Precious Metals	0.2
Technology & Electronics	—
Total	100.0%

The tables below describe investments by geographic composition based on fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,837,237	$1,844,929	95.2%	170.9%
Switzerland	56,309	57,360	3.0%	5.3%
Germany	25,792	27,060	1.4%	2.5%
Canada	8,127	8,270	0.4%	0.8%
Total	$1,927,465	$1,937,619	100.0%	179.5%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,118,457	$1,134,753	98.8%	161.1%
Canada	7,297	7,462	0.7%	1.0%
Switzerland	5,972	6,197	0.5%	0.9%
Total	$1,131,726	$1,148,412	100.0%	163.0%
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

The below table summarizes the Risk Ratings as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Risk Rating 1	$217,287	11.2%	$118,479	10.3%
Risk Rating 2	1,462,521	75.5%	929,028	80.9%
Risk Rating 3	234,353	12.1%	100,905	8.8%
Risk Rating 4	23,458	1.2%	—	—%
Risk Rating 5	—	—%	—	—%
Total investments	$1,937,619	100.0%	$1,148,412	100.0%

As of September 30, 2024 and December 31, 2023, the weighted average Risk Rating of our debt investment portfolio was 2.03 and 1.98, respectively.

Results of Operations

The following tables represent the operating results:

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Total investment income	$56,480	$20,949
Total expenses, net of fee waivers and expense support	26,881	8,657
Net investment income (loss)	29,599	12,292
Net realized gain (loss)	(2,101)	415
Net unrealized appreciation (depreciation)	(1,215)	7,383
Net increase (decrease) in net assets resulting from operations	$26,283	$20,090

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Total investment income	$146,705	$25,526
Total expenses, net of fee waivers and expense support	62,385	11,004
Net investment income (loss)	84,320	14,522
Net realized gain (loss)	(1,674)	437
Net unrealized appreciation (depreciation)	(5,433)	8,101
Net increase (decrease) in net assets resulting from operations	$77,213	$23,060

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Investment income was as follows:

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Interest income	$53,285	$20,285
Other income	3,195	664
Total investment income	$56,480	$20,949
For the three months ended September 30, 2024 and September 30, 2023, total investment income was approximately $56.5 million and $20.9 million, respectively.

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Interest income	$137,033	$24,730
Other income	9,672	796
Total investment income	$146,705	$25,526

For the nine months ended September 30, 2024 and September 30, 2023, total investment income was approximately $146.7 million and $25.5 million, respectively. As of September 30, 2024 and September 30, 2023, the size of our investment portfolio at fair value was approximately $1,937.6 million and $929.6 million, respectively, and the weighted average yield on debt and income producing investments at fair value was 11.5% and 12.3%, respectively.

Expenses
Expenses were as follows:

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Interest and debt fee expense	$16,363	$7,273
Management fees	3,254	962
Income incentive fee	4,306	1,543
Distribution and shareholder servicing fees
Class S	39	—
Professional fees	888	504
Board of Trustees fees	98	97
Administrative services expenses	359	225
Organization costs	—	—
Other general & administrative expenses	1,223	396
Amortization of deferred offering costs	429	486
Total expenses before fee waivers and expense support	$26,959	$11,486
Expense support	(78)	(324)
Management fees waiver	—	(962)
Income incentive fee waiver	—	(1,543)
Total expenses net of fee waivers and expense support	$26,881	$8,657

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Interest and debt fee expense	$41,049	$8,402
Management fees	8,299	962
Income incentive fee	11,155	1,543
Distribution and shareholder servicing fees
Class S	45	—
Professional fees	1,704	1,051
Board of Trustees fees	292	291
Administrative services expenses	1,109	310
Organization costs	—	94
Other general & administrative expenses	3,705	694
Amortization of offering costs	2,040	486
Total expenses before fee waivers and expense support	$69,398	$13,833
Expense support	(1,306)	(324)
Management fees waiver	(2,344)	(962)
Income incentive fee waiver	(3,363)	(1,543)
Total expenses net of fee waivers and expense support	$62,385	$11,004

Interest and debt fee expense
For the three and nine months ended September 30, 2024, interest and debt fee expense was $16.4 million and $41.0 million, respectively, primarily due to $795.6 million and $$647.8 million of average borrowings under existing credit facilities and unsecured notes, respectively, at weighted average stated interest rates of 7.6% and 7.8%, respectively.

For the three and nine months ended September 30, 2023, interest and debt fee expense was $7.3 million and $8.4 million, respectively, primarily due to $34.0 million and $133.9 million of average borrowings under existing credit facilities, respectively, at a weighted average interest rate of 8.1% and 7.9%, respectively.

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

For the three and nine months ended September 30, 2024, the Company incurred management fees of $3.3 million and $8.3 million, respectively, of which $0.0 million and $2.3 million have been waived, respectively.

For the three and nine months ended September 30, 2023, the Company did not incur management fees.
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
For the three and nine months ended September 30, 2024, the Company incurred an income incentive fee of $4.3 million and $11.2 million, respectively, of which $0.0 million and $3.4 million have been waived, respectively. For the three and nine months ended September 30, 2024, the Company incurred no capital gains incentive fee.

For the three and nine months ended September 30, 2023, the Company did not incur income incentive fees nor capital gains incentive fees.
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
Total other expenses were approximately $3.0 million and $1.7 million for the three months ended September 30, 2024 and September 30, 2023, respectively. Total other expenses were primarily comprised of approximately $0.9 million and $0.5 million of professional fees (including legal, audit, and tax), approximately $1.2 million and $0.4 million of other general and administrative expenses (including insurance, research, and other allocated costs), and approximately $0.4 million and $0.5 million of amortization of deferred offering costs for the three months ended September 30, 2024 and September 30, 2023, respectively.
Total other expenses were approximately $8.9 million and $2.9 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. Total other expenses were primarily comprised of approximately $1.7 million and $1.1 million of professional fees (including legal, audit, and tax), approximately $3.7 million and $0.7 million of other general and administrative expenses (including insurance, research, and other allocated costs), and approximately $2.0 million and $0.5 million of amortization of deferred offering costs for the nine months ended September 30, 2024 and September 30, 2023, respectively.

The Adviser has sought reimbursement of allocated organizational and offering costs since the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. As of September 30, 2024, the Company had no offering costs or organizational costs payable to the Adviser. As of December 31, 2023, the Company had $2.7 million in offering costs and $0.1 million in organizational costs payable to the Adviser.

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
For the three and nine months ended September 30, 2024 and September 30, 2023, we incurred no U.S. federal excise tax.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Non-controlled/non-affiliated investments	$285	$159
Foreign currency transactions	172	(69)
Foreign currency forward contracts	(2,558)	325
Net realized gain (loss)	$(2,101)	$415

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Non-controlled/non-affiliated investments	$(34)	$181
Foreign currency transactions	438	(69)
Foreign currency forward contracts	(2,078)	325
Net realized gain (loss)	$(1,674)	$437
For the three and nine months ended September 30, 2024, we generated net realized losses of approximately $(2.1) million and $(1.7) million, respectively, which were primarily due to net realized losses on foreign currency forward contracts of $(2.6) million and $(2.1) million, respectively. For the three and nine months ended September 30, 2023, we generated net realized gains of approximately $0.4 million and $0.4 million, respectively, which were primarily comprised of net realized gains on investments of approximately $0.2 million and $0.2 million, respectively, and net realized gains on forward contracts of $0.3 million and $0.3 million, respectively..
Net Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following:

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Net change in unrealized gain (loss) on investments	$(1,272)	$7,251
Net change in unrealized gain (loss) on foreign currency translation	27	—
Net change in unrealized gain (loss) on foreign currency forward contracts	30	132
Net change in unrealized appreciation (depreciation)	$(1,215)	$7,383

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Net change in unrealized gain (loss) on investments	$(6,532)	$7,960
Net change in unrealized gain (loss) on foreign currency translation	27	—
Net change in unrealized gain (loss) on foreign currency forward contracts	1,072	141
Net change in unrealized appreciation (depreciation)	$(5,433)	$8,101
For the three and nine months ended September 30, 2024, we generated $(1.2) million and $(5.4) million of net unrealized losses, respectively, which were primarily due to unrealized losses on investments of $(1.3) million and $(6.5) million, respectively, driven by reversal of unrealized gains recorded in prior periods and negative valuation adjustments. For the three and nine months ended September 30, 2023, we generated $7.4 million and $8.1 million of net unrealized gains, respectively, which were primarily due to positive valuation adjustments on investments driven by tightening spreads.

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
As of September 30, 2024, we had approximately $37.1 million in cash, cash equivalents, and restricted cash. During the nine months ended September 30, 2024, we used approximately $660.4 million in cash for operating activities, primarily due to investment purchases of $1,072.6 million, partially offset by sales and principal repayments of $287.6 million, an increase in the payable for investments purchased of $63.4 million, and a net increase in assets resulting from operations of $77.2 million. Cash provided by financing activities was approximately $592.0 million during the year, which was primarily the result of $382.9 million from the issuance of common shares and $776.5 million of debt borrowings, partially offset by repayments of debt of $485.0 million and distributions paid in cash of $81.8 million.
As of September 30, 2023, we had $147.4 million in cash, cash equivalents and restricted cash. During the nine months ended September 30, 2023, we used $118.8 million in cash for operating activities, primarily due to investment purchases of $346.1 million, partially offset by sales and principal repayments of $18.7 million and an increase in the payable for investments purchased of $194.9 million. Cash provided by financing activities was $246.7 million during the period, which was primarily the result of $179.5 million from the issuance of common shares and $80.1 million of debt borrowings.
Borrowings

As of September 30, 2024, we had an aggregate amount of $850.5 million of debt outstanding and our asset coverage ratio was 226.9%. As of December 31, 2023, we had an aggregate amount of $558.6 million of debt outstanding and our asset coverage ratio was 226.1%.
The following table presents the Company’s outstanding borrowings as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$475,000	$268,646	$268,646	$268,646
BNP Credit Facility (1)(2)	400,000	285,000	285,000	285,000
2024A Senior Notes (3)(4)	300,000	300,000	296,882	300,000
Total Debt	$1,175,000	$853,646	$850,528	$853,646

	As of December 31, 2023
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$475,000	$246,100	$246,100	$246,100
BNP Credit Facility (1)(2)	400,000	312,530	312,530	312,530
Total Debt	$875,000	$558,630	$558,630	$558,630

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

We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Equity

The following table summarizes capital activity during the three months ended September 30, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	35,815,699	$358	$986,564	$8,161	$(4,377)	$11,420	$1,002,126
Common shares issued	2,913,818	29	81,439	—	—		81,468
Distribution reinvestment	66,960	1	1,857	—	—	—	1,858
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	29,599	—	—	29,599
Net realized gain (loss)	—	—	—	—	(2,101)	—	(2,101)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(1,272)	(1,272)
Net change in unrealized currency gain (losses)	—	—	—	—	—	57	57
Distributions declared	—	—	—	(32,177)	—	—	(32,177)
Balance end of period	38,796,477	$388	$1,069,860	$5,583	$(6,478)	$10,205	$1,079,558
The following table summarizes capital activity for the three months ended September 30, 2023:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	11,449,456	$114	$298,712	$2,405	$30	$230	$301,491
Common shares issued	6,530,360	66	179,434	—	—	—	179,500
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	12,292	—	—	12,292
Net realized gain (loss)	—	—	—	—	415	—	415
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	7,383	7,383
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	—	—
Distributions declared	—	—	—	(6,870)	—	—	(6,870)
Balance end of period	17,979,816	$180	$478,146	$7,827	$445	$7,613	$494,211

The following table summarizes capital activity for the nine months ended September 30, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	$704,431
Common shares issued	13,489,160	135	378,574	—	—	—	378,709
Distribution reinvestment	148,447	1	4,147	—	—	—	4,148
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	84,320	—	—	84,320
Net realized gain (loss)	—	—	—	—	(1,674)	—	(1,674)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(6,532)	(6,532)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,099	1,099
Distributions declared	—	—	—	(84,943)	—	—	(84,943)
Balance end of period	38,796,477	$388	$1,069,860	$5,583	$(6,478)	$10,205	$1,079,558
The following table summarizes capital activity for the nine months ended September 30, 2023:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	2,000,000	$20	$49,980	$175	$8	$(488)	$49,695
Common shares issued	15,979,816	160	428,166	—	—	—	428,326
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	14,522	—	—	14,522
Net realized gain (loss)	—	—	—	—	437	—	437
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	81,001	8,101
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	—	—
Distributions declared	—	—	—	(6,870)	—	—	(6,870)
Balance end of period	17,979,816	$180	$478,146	$7,827	$445	$7,613	$494,211

As of September 30, 2024, we had 37,924,181 Class I shares and 872,296 Class S shares issued and outstanding with a par value of $0.01 per share. As of September 30, 2024, there were no Class D shares issued or outstanding.
The following table summarizes transactions in common shares during the nine months ended September 30, 2024:

	Shares	Amount
Class I:
Proceeds from shares sold	12,623,172	$354,475
Repurchase of shares	—	—
Distribution reinvestment	142,139	3,972
Net increase (decrease)	12,765,311	358,447
Class S:
Proceeds from shares sold	865,988	24,234
Repurchase of shares	—	—
Distribution reinvestment	6,308	176
Net increase (decrease)	872,296	24,410
Total increase (decrease)	13,637,607	382,857
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

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2024:

			Class I
Date Declared	Record Date	Payment Date	Regular Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distributions
January 29, 2024	January 31, 2024	February 28, 2024	$0.20	$0.03	$—	$6,152
February 27, 2024	February 29, 2024	March 28, 2024	0.20	0.03	—	6,469
March 27, 2024	March 29, 2024	April 30, 2024	0.20	0.03	0.18	12,155
April 23, 2024	April 30, 2024	May 30, 2024	0.20	0.03	—	7,056
May 28, 2024	May 31, 2024	June 28, 2024	0.20	0.03	—	7,322
June 24, 2024	June 28, 2024	July 30, 2024	0.20	0.03	0.15	13,516
July 23, 2024	July 31, 2024	August 29, 2024	0.20	0.03	—	8,538
August 27, 2024	August 30, 2024	September 30, 2024	0.20	0.03	—	8,684
September 25, 2024	September 30, 2024	October 31, 2024	0.20	0.03	0.15	14,411
Total			$1.80	$0.27	$0.48	$84,303

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share	Total Distributions
May 28, 2024	May 31, 2024	June 28, 2024	$0.18	$0.03	$—	$8
June 24, 2024	June 28, 2024	July 30, 2024	0.18	0.03	0.15	88
July 23, 2024	July 31, 2024	August 29, 2024	0.18	0.03	—	89
August 27, 2024	August 30, 2024	September 30, 2024	0.18	0.03	—	141
September 25, 2024	September 30, 2024	October 31, 2024	0.18	0.03	0.15	314
Total			$0.90	$0.15	$0.30	$640
(1) Base distributions per share are net of distribution and/or shareholder servicing fees.

The following table summarizes distributions declared during the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
August 8, 2023	August 15, 2023	August 31, 2023	$0.20	$2,290
August 30, 2023	August 31, 2023	September 29, 2023	0.20	2,290
September 14, 2023	September 15, 2023	October 30, 2023	0.20	2,290
Total				$6,870

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables reflect the sources of cash distributions on a U.S. GAAP basis that we declared on our common shares during the nine months ended September 30, 2024:

	Class S		Class D (1)		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.35	$640	$—	$—	$2.55	$84,303
Net realized gain	—	—	—	—	—	—
Total	$1.35	$640	$—	$—	$2.55	$84,303

(1)There were no Class D shares issued or outstanding during the nine months ended September 30, 2024.
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
There were no shares repurchased during the three and nine months ended September 30, 2024.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024 and December 31, 2023, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	September 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$280,460	$120,709
Unfunded revolving commitments	107,898	54,025
Total unfunded commitments	$388,358	$174,734

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2024, management was not aware of any pending or threatened litigation.
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

Recent Developments

Subscriptions

The Company received $52.1 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I and Class S shares for subscriptions effective October 1, 2024.

The Company received $15.8 million of net proceeds relating to the issuance of Class I and Class S shares for subscriptions effective November 1, 2024, excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On November 1, 2024, the Company offered to purchase up to 5% of its outstanding common shares as of September 30, 2024 at a price equal to the NAV per share as of December 31, 2024. The offer expires on December 2, 2024.

Distribution Declarations

On October 24, 2024, the Company declared a total distribution of $0.23 per Class I share and $0.21 per Class S share, all of which is payable on November 29, 2024 to shareholders of record as of October 31, 2024.

JPM Credit Facility Amendment

On October 10, 2024, the Company entered into the Commitment Increase Agreement (the “Commitment Increase Agreement”), dated as of October 10, 2024, among the Company, as borrower, JPMorgan Chase Bank, N.A., as an increasing lender, administrative agent, swingline lender and an issuing bank, BNP Paribas, as an increasing lender, Canadian Imperial Bank of Commerce, as an increasing lender, State Street Bank and Trust Company, as an increasing lender and as a swingline lender, Bank of America, N.A., as an assuming lender, and Barclays Bank PLC, as a swingline lender and an issuing bank, pursuant to Section 2.08(e) of the Senior Secured Revolving Credit Agreement, dated as of November 15, 2022 (as amended, restated, supplemented and/or otherwise modified from time to time, the "JPM Credit Agreement” or the “JPM Credit Facility”), among the Company, as borrower, the lenders party thereto, and JPM, as administrative agent for the lenders. Capitalized terms used but not otherwise defined herein have the meanings ascribed to such terms in the Credit Agreement. The Commitment Increase Agreement provides for, among other things, an increase in the total aggregate commitments from lenders under the revolving credit facility governed by the Credit Agreement from $475.0 million to $665.0 million.

CIBC Credit Facility Agreement

On November 5, 2024 (the “Effective Date”), the Company, entered into a loan and servicing agreement (the “CIBC Loan Agreement” or the “CIBC Credit Facility”), among TRP OHA SPV Funding II, LLC, as borrower, the Company, as transferor, TRP OHA Servicer II, LLC, as servicer, The Bank of New York Mellon Trust Company, National Association, as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce (“CIBC”), as administrative agent (the “Administrative Agent”). The facility amount under the CIBC Loan Agreement is $250.0 million (the “Maximum Commitment”).

Proceeds of the loans under the CIBC Loan Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the CIBC Loan Agreement. The period from the closing date until November 5, 2027 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the CIBC Loan Agreement. The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent and the Lenders, (b) November 5, 2029, and (c) the date on which the Administrative Agent or the required lenders provide notice of the declaration of the final maturity date after the occurrence of an event of default. The CIBC Loan Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

Assets that are pledged as collateral under the CIBC Loan Agreement are not available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the CIBC Loan Agreement.

Borrowings under the CIBC Loan Agreement bear interest at (a) in the case of borrowings denominated in USD, either Daily Simple SOFR or Term SOFR, at the election of the Borrower, plus 2.10%, (b) in the case of borrowings denominated in GBP, Daily Simple SONIA plus 2.10%, (c) the case of borrowings denominated in CAD, Term CORRA plus 2.10% or (d) the case of borrowings denominated in EUR, EURIBOR plus 2.10%. The Company is to pay an unused commitment fee of 50 basis points (0.50%) per annum on certain unused amounts subject to a 50% minimum utilization beginning May 5, 2025. The stated maturity date is November 5, 2029.

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
As of September 30, 2024, 99.7% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	As of September 30, 2024
Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$62,363	$(16,609)	$45,754
Up 200 basis points	$41,576	$(11,073)	$30,503
Up 100 basis points	$20,788	$(5,536)	$15,251
Down 100 basis points	$(20,788)	$5,536	$(15,251)
Down 200 basis points	$(41,576)	$11,073	$(30,503)
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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, management is not aware of any pending or threatened material litigation.
Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2023, as well as the risk factors set forth in the section captioned “Risk Factors” of Post-Effective Amendment No. 1 to our registration statement on Form N-2 filed on April 26, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2024 to the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2023 and the risk factors set forth in the section captioned "Risk Factors" of Post-Effective Amendment No. 1 to our registration statement on Form N-2 filed on April 26, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Other than the shares issued pursuant to our distribution reinvestment plan, we did not sell any unregistered equity securities.

Share Repurchases
There were no shares repurchased during the three and nine months ended September 30, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
During the fiscal quarter ended September 30, 2024, none of the trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
10.11
Senior Secured Revolving Credit Agreement dated as of November 15, 2022 by and among T. Rowe Price OHA Select Private Credit Fund as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.12
Amended and Restated Revolving Credit and Security Agreement dated as of June 30, 2023 by and among T. Rowe Price OHA Select Private Credit Fund as Equityholder, TRP OHA SPV Funding I, LLC as Borrower, BNP Paribas as Administrative Agent, TRP OHA Servicer I, LLC as Servicer, The Bank of New York Mellon Trust Company, National Association as Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.13
Amendment No.1 to Senior Secured Revolving Credit Agreement, dated as of August 29, 2023, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2023 (File No. 814-01561))

10.14
Master Note Purchase Agreement, dated March 7, 2024, by and among T. Rowe Price OHA Select Private Credit Fund and the Purchasers party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 13, 2024 (File No. 814-01561))

10.15	Second Amendment to Revolving Credit and Security Agreement, dated as of August 6, 2024, by and among TRP OHA SPV Funding I, LLC, as borrower, BNP Paribas as administrative agent, The Bank of New York Mellon Trust Company, National Association, as collateral agent, T. Rowe Price OHA Select Private Credit Fund, as equityholder, TRP OHA Servicer I, LLC, as servicer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2024 (File No. 814-01561))
10.16	Commitment Increase Agreement, dated as of October 10, 2024, by and among T. Rowe Price OHA Select Private Credit Fund, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the issuing banks and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2024 (File No. 814-01561))
10.17*
Loan and Servicing Agreement, dated as of November 5, 2024, by and among TRP OHA SPV Funding II, LLC, as borrower, the Company, as transferor, TRP OHA Servicer II, LLC, as servicer, The Bank of New York Mellon Trust Company, National Association, as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce, as administrative agent

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

T. ROWE PRICE OHA SELECT PRIVATE CREDIT FUND

Date: November 7, 2024	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: November 7, 2024	/s/ Gerard Waldt
Gerard Waldt
Chief Financial Officer