Form 10-K
period 2024-12-31
T. Rowe Price OHA Select Private Credit Fund
filed 2025-03-13
CIK 1901164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-K
____________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of December 31, 2024, there was no established public market for the registrant’s common shares of beneficial interest. The registrant’s common shares, $0.01 par value per share, outstanding as of March 12, 2025, were 2,207,947, 0, and 42,391,978 of Class S, Class D, and Class I common shares, respectively. Common shares outstanding exclude March 3, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

T. ROWE PRICE OHA SELECT PRIVATE CREDIT FUND

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about T. Rowe Price OHA Select Private Credit Fund (the “Company,” “we,” “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “will,” “would,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, risks associated with possible disruption due to terrorism in our operations or the economy generally, the impact of geo-political conditions, including revolution, insurgency, terrorism or war, and future changes in laws or regulations and conditions in our operating areas.
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
•There Can be No Assurance the Company Will be Able to Obtain Leverage.
•The Company is Subject to Risks Relating to Use of Leverage.
•OHA Private Credit Advisors, LLC (the "Adviser") May be Required to Expedite Investment Decisions.
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
•The Company is Subject to General Credit Risks.

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
•The Company is Subject to Risks Relating to Inflation and Deflation.
•The Company is Subject to Risks Relating to Potential Early Redemption of Some Investments.
•The Company is Subject to Risks of Investments in Certain Countries.
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
•Some Investments May be Subject to Corporate-Level Income Tax.

PART I
Item 1. Business
T. Rowe Price OHA Select Private Credit Fund
The Company was initially formed on December 16, 2021 as a Delaware limited liability company and subsequently converted into a Delaware statutory trust on March 2, 2022.  We are an externally managed, closed-end, non-diversified management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on June 30, 2023. The Adviser is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We have an indefinite term.

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
The Adviser and the Administrator

The Company’s investment activities are managed by the Adviser, an investment adviser registered with the SEC under the Advisers Act. Our Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. The Adviser is a wholly owned subsidiary of OHA.

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

characteristics that also produce high, current income. While there is inherent risk in investing in any security, senior secured debt is at the top of the capital structure and thus has priority claims in payment among an issuer’s security holders (i.e., senior secured debt holders are due to receive payment before junior creditors and equity holders). Additionally, private credit investments will generally offer higher coupons and total return potential than what is available in the liquid credit markets, primarily due to illiquidity and complexity premia. Senior secured loans also generally consist of floating rate cash interest coupons, which OHA believes can be another attractive return attribute in a rising interest rate environment.
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
•Highly Experienced Team: The Company benefits from the full capabilities of OHA’s more than 120 investment professionals globally, under the leadership of the Company’s investment committee (the “Investment Committee”). The members of the Investment Committee have worked at OHA for over 25 years on average and have navigated and capitalized on numerous market cycles. Further, the deep continuity of OHA’s senior team has helped institutionalize a highly disciplined investment process. OHA believes that the consistency of this process has contributed to the consistency of its investment results across its corporate credit strategies. This robust process harnesses the complementary skill sets of industry, asset-class, transaction, documentation and workout specialists to enhance sourcing, due diligence, structuring and ongoing monitoring of investments. OHA further believes that the continuity of its team and execution of its time-tested investment process should position it to source and execute on highly attractive opportunities, often on a proprietary basis, on behalf of Company investors.
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
•Scaled, “One-stop Shop”: OHA believes that the size and breadth of its $88 billion2 platform solving diverse, often complex borrowers across private, liquid and structured credit markets is a distinct sourcing advantage. The resulting frequent dialogue and active engagement contribute to proprietary deal flow with significant repeat lender roles for OHA. These capabilities help maximize the number of opportunities that OHA sources which it considers critical given the highly selective nature of its investment process. OHA’s industry teams are responsible for investments in the private and liquid credit markets, which includes working closely with the Firm’s private credit specialists. This framework allows the relevant investment professional to serve as a single point of contact for a borrower that can deliver OHA’s scale and flexible solutions across the range of the corporate borrower’s financing needs over time. In many cases, OHA believes that management teams and sponsors do not know which financing solution will ultimately prove optimal and/or actionable as they assess their options. OHA can seamlessly partner across a full range of private, liquid or hybrid liquid/private solutions, positioning it to be a true partner of choice that can customize the best credit solution, regardless of the structure or complexity. In turn, OHA believes that it is viewed as a trusted, creative and thoughtful long-term lending partner, strongly positioning it when sponsors and management teams seek partners for proprietary financings or when assembling a small lending group. OHA’s flexibility on structure, combined with size to drive transactions, enable it to be a “one-stop shop” which is particularly relevant for Larger Borrowers who access both private and syndicated markets.
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
2 Assets under management (“AUM”) estimated as of December 31, 2024. Refers to the assets of clients and certain tactical relationships to which OHA provides discretionary and non-discretionary investment management, advisory or sourcing and administrative services. AUM includes net asset value, drawn and undrawn debt at the portfolio level, portfolio value and/or unfunded capital, as applicable. AUM uses USD exchange rates as of the applicable month-end for any non-USD assets. For the CLOs OHA manages, OHA’s AUM is equal to the initial principal of collateral adjusted for paydowns. Additional information on the AUM calculation methodology is available upon request. Private Strategies, Liquid Strategies and Structured Credit are based on the primary strategy of each investment vehicle and/or account each of which may invest in multiple asset classes. The AUM provided here is distinct from regulatory assets under management, GIPS assets under management calculations, and capital under management.

•Downside Protection: OHA believes that a key driver of success in private credit investing is the ability to limit credit mistakes and preserve capital. Accordingly, a focus on downside protection has been a core tenet of the Firm’s investment process since inception. This time-tested approach employs a highly disciplined bottom-up, “private equity-style” due diligence process, combined with rigorous transaction structuring to mitigate risk. OHA’s extensive structuring expertise and flexibility combined with its trusted financing partner relationships position it to negotiate highly structured financing solutions that address the unique risks presented by a borrower. OHA believes that this focus on downside protection is evidenced by the low losses across its corporate credit strategies, historically including its private lending strategies.
•Significant Workout and Restructuring Expertise: OHA believes that the expertise gained as a leading distressed investor since 1990 offers a competitive advantage in the execution of its private credit strategy. Since 1990, OHA has made approximately $22 billion in distressed investments as of September 30, 2024. OHA seeks to capitalize on this capability when evaluating and structuring private credit investments to ensure that the transaction documentation offers protection across a broad range of outcomes. OHA believes its expertise as a distressed investor also enhances its ability to move with conviction to seize on opportunities resulting from market volatility in its performing investment activities, including private credit. OHA believes that its distressed investment expertise also provides it with a distinct advantage monitoring and managing investments. Should one of OHA’s performing credit investments encounter difficulty, the relevant industry team will leverage OHA’s extensive workout capabilities. The distressed team will work with the industry team to re-evaluate the company and capital structure from a distressed investing perspective and implement a strategy to optimize results.

The Board

Overall responsibility for the Company’s oversight rests with the Board. On March 20, 2024, the Company entered into an Amended and Restated Investment Advisory Agreement (the “Amended and Restated Advisory Agreement”) with the Adviser. The Amended and Restated Advisory Agreement amends and restates the Advisory Agreement dated as of November 10, 2022, pursuant to which the Adviser manages the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s bylaws and applicable provisions of state and other laws. The Adviser will keep the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provide the Board information with additional information as the Board may, from time to time, request. The Board will be composed of five members, three of whom are Trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act.
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
Sourcing: OHA believes that it has developed a strong sourcing network over its more than 30 years as a credit market specialist in the U.S. and Europe, which enhances its ability to generate a wide range of differentiated investment ideas. The Firm has developed deep strategic relationships partnering with private equity sponsors, company management teams, bankers, attorneys, consultants, restructuring advisors and other key industry participants. OHA believes that having a broad sourcing strategy that focuses on direct origination from sponsors and management teams, as well as working with banks, advisors and other market participants positions the Company to source the greatest number of potentially attractive investments. This robust and diversified deal flow is particularly important given OHA’s highly selective investment
3 As of December 31, 2024.

process and focus on risk-adjusted returns. Moreover, OHA believes that it has proven, and is viewed, to be a creative and thoughtful partner that can work quickly and constructively to meet the needs of its counterparties.
OHA believes that the integration of its private liquid and structured credit investment strategies into a $88 billion credit specialist platform solving diverse, often complex financing needs across these markets is a distinct sourcing advantage.4 Notably, the scale of OHA’s firm-wide investment activities creates a high volume and frequency of engagement with sponsors, borrowers and other partners and counterparties. This framework continuously enriches knowledge of issuers, sponsors and their strategic and financing objectives across the OHA platform which drives private lending deal flow. For example, at any given time, OHA may be in dialogue with a sponsor on a private new issue transaction, a syndicated new issue transaction and a stressed or distressed investment that the Firm acquired in the secondary market. That dialogue may be focused on existing portfolio companies, potential new buy-out or M&A opportunities. OHA believes that this frequency of dialogue not only enhances its relationships, but also positions it to engage early when the next financing opportunity arises.
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
Each industry team focuses on understanding the full competitive landscape of their sector, regulatory considerations, key performance drivers and other industry-specific risks and opportunities. They maintain relationships with management teams, sponsors and other relevant constituents, including customers, suppliers, industry consultants, bankers and rating agencies. Active dialogue with companies and industry participants allows OHA to better understand the drivers of a
4 Assets under management (“AUM”) estimated as of December 31, 2024. Refers to the assets of clients and certain tactical relationships to which OHA provides discretionary and non-discretionary investment management, advisory or sourcing and administrative services. AUM includes net asset value, drawn and undrawn debt at the portfolio level, portfolio value and/or unfunded capital, as applicable. AUM uses USD exchange rates as of the applicable month-end for any non-USD assets. For the CLOs OHA manages, OHA’s AUM is equal to the initial principal of collateral adjusted for paydowns. Additional information on the AUM calculation methodology is available upon request. Private Strategies, Liquid Strategies and Structured Credit are based on the primary strategy of each investment vehicle and/or account each of which may invest in multiple asset classes. The AUM provided here is distinct from regulatory assets under management, GIPS assets under management calculations, and capital under management.

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
Credit underwriting leverages OHA’s “private-equity-style” due diligence process based on deep fundamental research. This process benefits from OHA’s frequently advantaged access to borrowers and sponsors from its experience and reputation as a trusted financing partner and incumbent, or repeat, lender to companies in private and public markets. The continuity and depth of OHA’s industry coverage also often offers opportunities to leverage proprietary insights from underwriting and investing in competitors and companies in the same industry ecosystem. Dedicated private credit investment professionals with primary responsibility for maintaining external relationships augments each industry team’s ability to engage with sponsors and other transaction partners. The underwriting process seeks to be both quantitatively rigorous and qualitatively strong. It is highly iterative, with frequent conversations between the industry and portfolio management teams. Credit underwriting typically entails business analysis, capital structure analysis and valuation analysis, among other workflows. Business analysis typically involves a comprehensive fundamental evaluation of a company, including historical and projected financial modeling. Capital structure analysis evaluates the terms and structure of a company’s debt and equity securities relative to the company’s business risk. Valuation analysis considers the enterprise value of a company in both the public and private markets. In addition, OHA conducts in-depth analysis of underlying assets and their impact to potential loss scenarios as it consistently emphasizes loss avoidance and downside protection. OHA further believes that its due diligence process across all asset types is enhanced by the use of various proprietary analytic tools that it has developed over time.
Detailed written reports will typically steer the discussions between the investment team and the Investment Committee members. These reports are used to evaluate an investment’s merits and concerns and, if relevant, will include an analysis of environmental, social and governance (“ESG”) factors. These discussions are critical to the decision to make an investment, or to redirect the diligence process to areas that warrant further evaluation. In most cases, an extensive financial model is constructed to test how cash flows vary under different business scenarios, enriching OHA’s understanding of business strengths, weaknesses and performance outlook for the company and financing options. The process is iterative with the model output prompting further research into the company’s business and market and with the results of that research driving refinements to the model. Moreover, OHA believes that its existing deep industry and company knowledge combined with its rigorous process and often advantaged engagement with borrowers and sponsors enable due diligence that is proprietary and differentiated relative to its peers.
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

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Amended and Restated Advisory Agreement and the Administrator or its affiliates pursuant to the Amended and Restated Administration Agreement (as defined below). Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The investment team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, we will reimburse the Administrator for its costs, expenses and allocable portion of Overhead (as defined below), including compensation paid by the Administrator (or its affiliates) to the Company’s chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company).
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

b.is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.satisfies any of the following:

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

We have established and intend to establish one or more credit facilities and/or subscription facilities or enter into other financing arrangements in the future to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facility will bear interest at floating rates at to be determined spreads over the Secured Overnight Financing Rate (“SOFR”) (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets and may ask us to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us.

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
Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. This code of ethics is available on the EDGAR Database at the SEC’s internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
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

Advisory Agreement

The Adviser provides management services to us pursuant to the Amended and Restated Advisory Agreement. Under the terms of the Amended and Restated Advisory Agreement, the Adviser is responsible for the following:

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

The Adviser’s services under the Amended and Restated Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.

Resource Sharing Agreement

Under a resource sharing agreement (the “Resource Sharing Agreement”) between the Adviser and OHA, OHA provides the Adviser with experienced investment professionals and access to the resources of OHA. These resources and personnel enable the Adviser to fulfill its obligations under the Amended and Restated Advisory Agreement. Through the Resource Sharing Agreement, our Adviser benefits from the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OHA’s investment professionals.

Compensation of Adviser

We pay the Adviser a fee for its services under the Amended and Restated Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders.

Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Amended and Restated Advisory Agreement, net assets means our total assets less the fair value of our liabilities, determined on a consolidated basis in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition, the Adviser agreed to waive its management fee for the first six months following the effective date of the Company’s registration statement.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns attributable to each class of the Company’s common shares. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Amended and Restated Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any distribution or shareholder servicing fees). Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of computing the Company’s Pre-Incentive Fee Net Investment Income, the calculation methodology will look through total return swaps as if the Company owned the referenced assets directly. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee by the applicable share class for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Amended and Restated Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

For purposes of computing the Company’s incentive fee on income and the incentive fee on capital gains, the calculation methodology will look through derivative financial instruments or swaps as if we owned the reference assets directly. The fees that are payable under the Amended and Restated Advisory Agreement for any partial period will be appropriately prorated.

Administration Agreement

On March 20, 2024, the Company entered into an Amended and Restated Administration Agreement (the “Amended and Restated Administration Agreement”) with OHA Private Credit Advisors LLC, in its capacity as the administrator to the Company (the “Administrator”). The Amended and Restated Administration Agreement amends and restates the Administration Agreement dated as of November 10, 2022. Under the terms of the Amended and Restated Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We reimburse the Administrator for the fees, costs and expenses incurred by the Administrator in performing its obligations under the Amended and Restated Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, Overhead and other expenses paid for and/or advanced by the Administrator on behalf of the Company in connection with the provision of its administrative obligations under the Amended and Restated Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any personnel of OHA or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Amended and Restated Administration Agreement, the Administrator may delegate its obligations under the Amended and Restated Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator has hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

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

Certain Terms of the Advisory Agreement and Administration Agreement

Each of the Amended and Restated Advisory Agreement and the Amended and Restated Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Amended and Restated Advisory Agreement and the Amended and Restated Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees (as defined below). We may terminate the Amended and Restated Advisory Agreement upon 60 days’ written notice, and the Amended and Restated Administration Agreement upon 120 days’ written notice, without payment of any penalty. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Amended and Restated Advisory Agreement upon 120 days’ written notice and the Administrator may terminate the Amended and Restated Administration Agreement upon 120 days’ written notice. The Amended and Restated Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

OHA Private Credit Advisors LLC (in its capacity as the Adviser and the Administrator) shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Company in connection with the matters to which the Amended and Restated Advisory Agreement and Amended and Restated Administration Agreement, respectively, relate, provided that OHA Private Credit Advisors LLC (in its capacity as the Adviser and the Administrator) shall not be protected against any liability to the Company or its shareholders to which it would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Amended and Restated Advisory Agreement and the Amended and Restated Administration Agreement provide that, absent disabling conduct, OHA Private Credit Advisors LLC (in its capacity as the Adviser and the Administrator) and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it (collectively, the “Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of OHA Private Credit Advisors LLC’s services under the Amended and Restated Advisory Agreement and its services under the Amended and Restated Administration Agreement or otherwise as adviser or administrator for us. OHA Private Credit Advisors LLC (in its capacity as the Adviser and the Administrator) shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by OHA Private Credit Advisors LLC (in its capacity as the Adviser and the Administrator) in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where OHA Private Credit Advisors LLC (in its capacity as the Adviser and the Administrator) had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) the Indemnified Party was acting on our behalf or performing services for us; (3) such liability or loss was not the result of (i) negligence or misconduct, in the case that the Indemnified Party is OHA Private Credit Advisors LLC (in its capacity as the Adviser and the Administrator), an affiliate of OHA or one of our officers or (ii) gross negligence or willful misconduct, in the case that the Indemnified Party is a trustee of the Company who is not also an officer of the Company or the Adviser or an Affiliate of the Adviser; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders.

Expense Support and Conditional Reimbursement Agreement

We have entered into an Expense Support and Conditional Reimbursement Agreement with the Adviser (the “Expense Support Agreement”). Pursuant to the Expense Support Agreement, on a monthly basis, the Adviser is obligated to advance all of our Other Operating Expenses (each, a “Required Expense Payment”) to the extent that such expenses do not exceed 1.00% (on an annualized basis) of the Company’s NAV. “Other Operating Expenses” means the Company’s total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation (including salaries, bonuses and benefits), Overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Amended and Restated Administration Agreement, excluding base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, interest expense, financing fees and costs, interest expense and extraordinary expenses. Any Required Expense Payment must be paid by the Adviser to us in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Adviser or its affiliates.

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

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our investment company taxable income.

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

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, net proceeds from the current offering or return of capital, and we have no limits on the amounts we may pay from such sources. The use of borrowings to pay distributions is subject to the limitations in Section 5.4(f) of the Company’s Second Amended and Restated Declaration of Trust (the “Declaration of Trust”) and Section VI.K. of the NASAA’s Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time (the “Omnibus Guidelines”). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of this offering will result in us having less funds available to acquire investments. As a result, the return investors realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute an investor’s interest in us on a percentage basis and may impact the value of an investor’s investment especially if we sell these securities at prices less than the price an investor paid for shares. We believe the likelihood that we pay distributions from sources other than cash flow from operations will be higher in the early stages of the Offering but over time, we intend to fund distributions fully from cash flow from operations.

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

•The Adviser’s Valuation Committee determines the fair value of each investment in the portfolio in good faith; and

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

Taxation as a Regulated Investment Company

The Company has elected to be treated, and intends to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code.

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

The Company Has Limited Operating History. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC and has a limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. There can be no assurance that the results achieved by similar strategies managed by OHA or its affiliates will be achieved for the Company. Past performance should not be relied upon as an indication of future results. Moreover, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objective and that the value of an investor’s investment could decline substantially or that the investor will suffer a complete loss of its investment in the Company.
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

As of December 31, 2024, we had approximately $916.1 million of outstanding borrowings under our credit facilities. The weighted average stated interest rate on our total principal amount of outstanding indebtedness as of December 31, 2024 was 6.9% (excluding deferred financing costs, deferred issuance costs and unused fees). We intend to continue borrowing under the credit facilities in the future and we may increase the size of the credit facilities or issue debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so).

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

The following table illustrates the effect on return to a holder of our shares of the leverage created by our use of borrowing at the weighted average stated interest rate of 6.9% (excluding deferred financing costs, deferred issuance costs and unused fees) as of December 31, 2024, together with (a) our total value of net assets as of December 31, 2024; (b) approximately $916.1 million in aggregate principal amount of indebtedness outstanding as of December 31, 2024 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

	Assumed Return on Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholders (2)	(23.2)%	(14.2)%	(5.2)%	3.8%	12.8%

(1) The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2024. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2024.

(2) In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2024 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 6.9% (excluding deferred financing costs, deferred issuance costs and unused fees) by the approximately $916.1 million of principal debt outstanding) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2024 to determine the “Corresponding Return to Common Shareholders.”

Based on our outstanding indebtedness of $916.1 million as of December 31, 2024 and the effective weighted average annual interest rate of 6.9% as of that date (excluding deferred financing costs, deferred issuance costs and unused fees), our investment portfolio would have been required to experience an annual return or at least 2.91% to cover annual interest payments on the outstanding debt.

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

The Company is Subject to Risks Relating to Indemnification. The Company is required to indemnify the Adviser, the members of the Board and each other person indemnified under the Second Amended and Restated Declaration of Trust of the Company (as amended or restated from time to time, the “Declaration of Trust”) and the Amended and Restated Bylaws of the Company (as amended or restated from time to time, the “Bylaws”) for liabilities incurred in connection with the Declaration of Trust, the Bylaws, the Amended and Restated Advisory Agreement and the Company’s activities, except in certain circumstances. Subject to the limits on indemnification under Section 17(h) of the 1940 Act, the Company’s

Declaration of Trust provides that the Company shall not indemnify such persons to the extent liability and losses are the result of, negligence or misconduct in the case of an officer, employee, controlling person or agent of the Company, or gross negligence or willful misconduct in the case of a Trustee. Subject to the limits on indemnification under Section 17(i) of the 1940 Act, the Amended and Restated Advisory Agreement provides that the Adviser shall not be protected against any liability to the Company or its shareholders by reason of willful misfeasance, bad faith or gross negligence on the Adviser’s part in the performance of its duties or by reason of the reckless disregard of its duties and obligations. In addition, the Managing Dealer Agreement provides that the Company’s indemnification obligations under the Managing Dealer Agreement are also subject to the limits on indemnification under Section 17(i) of the 1940 Act and the provisions to Article II.G of the Omnibus Guidelines. The Company will also indemnify certain other service providers, including the Administrator and the Company’s auditors, as well as consultants and sourcing, operating and joint venture partners. Such liabilities may be material and may have an adverse effect on the returns to the Company investors. The indemnification obligation of the Company would be payable from the assets of the Company. The application of the indemnification and exculpation standards may result in Company investors bearing a broader indemnification obligation in certain cases than they would in the absence of such standards. As a result of these considerations, even though such provisions will not act as a waiver on the part of any investor of any of its rights which are not permitted to be waived under applicable law, the Company may bear significant financial losses even where such losses were caused by the negligence or other conduct of such indemnified persons.

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

The Company is Subject to Risks Relating to Portfolio Valuation. The Board has designated the Adviser as the “valuation designee” to determine the valuation of the Company’s investments. The Adviser as the valuation designee will (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services; (5) provide the Board with reporting required under Rule 2a-5 under the 1940 Act; and (6) maintain recordkeeping requirements under Rule 31a-4. The Adviser, subject to the oversight of the Board, determines the valuation of the Company’s investments. It is expected that the Company will have a limited ability to obtain accurate market quotations for purposes of valuing most of its investments, which may require the Adviser to make fair value determinations, in accordance with valuation policies established by the Board, of the Company’s debt investments on a valuation date. Further, because of the overall size and concentrations in particular markets, the maturities of positions that may be held by the Company from time to time and other factors, the liquidation values of the Company’s investments may differ significantly from the interim valuations of these investments derived from the valuation methods described herein. If the Adviser’s valuation should prove to be incorrect, the stated value of the Company’s investments could be adversely affected. Absent bad faith or manifest error, valuation determinations of the Adviser will be conclusive and binding on the Company investors. Valuations of our portfolio, which will affect the amount of the management fee and incentive fee and our performance results, may involve uncertainties and judgmental determinations. Further, the methodology for the calculation of the management fee and incentive fee creates a potential conflict of interest for the Adviser in recommending valuations.

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
The Company is Subject to Risks Relating to Technology Systems.  The Company depends on the Adviser to develop and implement appropriate systems for its activities.  The Company may rely on computer programs to evaluate certain securities and other investments, to monitor their portfolios, to trade, clear and settle securities transactions and to generate asset, risk management and other reports that are utilized in the oversight of the Company’s activities.  In addition, certain of the Company’s and the Adviser’s operations interface with or depend on systems operated by third parties, including loan servicers, custodians and administrators, and the Adviser may not always be in a position to verify the risks or reliability of such third-party systems.  For example, the Company and the Adviser generally expect to provide statements, reports, notices, updates, requests and any other communications in electronic form, such as e-mail or posting on a web-based reporting site or other internet service, in lieu of or in addition to sending such communications as hard copies via fax or mail.  These programs or systems may be subject to certain defects, failures or interruptions, including, but not limited to, those caused by ‘hacking’ or other security breaches, computer ‘worms,’ viruses and power failures.  Such failures could cause settlement of trades to fail, lead to inaccurate accounting, recording or processing of trades and cause inaccurate reports, which may affect the Company’s ability to monitor its investment portfolio and its risks.  Any such defect or failure could cause the Company to suffer financial loss, disruption of its business, liability to clients or third parties, regulatory intervention or reputational damage.
The Company is Subject to Risks Relating to Cybersecurity.  The Company, the Adviser and their Service Providers are subject to risks associated with a breach in cybersecurity.  Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from both intentional cyber-attacks and hacking by other computer users as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information.  For example, information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Such damage or interruptions to information technology systems may cause losses to a Company investor by interfering with the processing of investor transactions, affecting the Company’s ability to calculate net asset value or impeding or sabotaging the investment process.  The Company may also incur substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, litigation, adverse investor reaction, the dissemination of confidential and proprietary information and reputational damage.  Any such breach could expose the Company and the Adviser to civil liability as well as regulatory inquiry and/or action (and the Adviser may be indemnified by the Company in connection with any such liability, inquiry or action).  In addition, any such breach could cause substantial withdrawals from the Company. Company investors could also be exposed to losses resulting from unauthorized use of their personal information. While the Adviser has implemented various measures to manage risks associated with cybersecurity breaches, including establishing a business continuity plan and systems designed to prevent cyber-attacks, there are inherent limitations in such plans and systems, including the possibility that certain risks (including any ongoing breaches) have not been identified. Cyber incidents, developments and disruptions to financial, economic, public health, labor and other global market conditions can obstruct the regular functioning of business work forces (including requiring employees to work from external locations or from their homes), cause business slowdowns or temporary suspensions of business activities, each of which can negatively impact Company service providers and Company operations. In addition, work-from-home arrangements by the Company, the Adviser or their service providers could increase all of the above risks, create additional data and information accessibility concerns, and make the Company, the Adviser or their service providers susceptible to operational disruptions, any of which could adversely impact their operations. Furthermore, the Company may be appealing targets for cybersecurity threats such as hackers and malware. Similar types of cybersecurity risks also are present for portfolio companies in which the Company invests, which could affect their business and financial performance, resulting in material adverse consequences for such issuers, and causing the Company’s investments in such portfolio companies to lose value.
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

Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide.There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the Russia-Ukraine war, the Israel-Hamas war, outbreaks of disease epidemics and pandemics such as the avian influenza and the coronavirus (COVID-19), rising interest rates or renewed inflationary pressure.
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
Under the Resource Sharing Agreement, OHA has agreed to provide our Adviser with experienced investment professionals necessary to fulfill its obligations under the Amended and Restated Advisory Agreement. The Resource Sharing Agreement, however, may be terminated by either party on 60 days’ notice. We cannot assure shareholders that OHA will fulfill its obligations under the Resource Sharing Agreement. We also cannot assure shareholders that our Adviser will enforce the Resource Sharing Agreement if OHA fails to perform, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of OHA and its affiliates or their information and deal flow.
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

The Company is Subject to Risks Relating to Distributions. The Company intends to pay monthly distributions to shareholders out of assets legally available for distribution. We cannot guarantee that we will make distributions, and if we do we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, net proceeds from the current offering or return of capital, and although we generally expect to fund distributions from cash flow from operations, we have not established limits on the amounts we may pay from such sources. The Company cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Company is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Company violates certain debt financing agreements, its ability to pay distributions to shareholders could be limited. All distributions will be paid at the discretion of the Company’s Board and will depend on the Company’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Company pays to investors in a year may exceed the Company’s taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The amount treated as a tax-free return of capital will reduce an investor’s adjusted tax basis in the Company’s shares, thereby increasing the investor’s potential taxable gain or reducing the potential taxable loss on the sale of the shares.

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

Our Business and Operations May Be Negatively Affected by Risks Relating to the Use of Artificial Intelligence. Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve. While the Adviser does not use AI at this time to make investment recommendations, the use of AI could exacerbate or create new and unpredictable risks to our business, including by potentially significantly disrupting the markets in which we operate or subjecting us and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by the Adviser.
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

The Company is Subject to Risks Relating to Inflation and Deflation. Certain of the Company’s portfolio companies may be impacted by inflation, which may, in turn, impact the valuation of such portfolio companies. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. While the Federal Reserve raised interest rates throughout 2022 and 2023, as inflation pressures have eased in recent periods, the Federal Reserve has relaxed its monetary policies and cut the interest rates to support the broader economy. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in monetary or economic policies (or expectations that these policies may change). The Company’s investments may not keep pace with inflation, which would adversely affect the real value of Company shareholders’ investment in the Company. This risk is greater for fixed-income instruments with longer maturities. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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
The Company is Subject to Risks Relating to Publicly Traded Securities.  Although not the investment focus of the Company, the Company is not prohibited from investing in publicly traded equity and debt securities.  These investments are subject to certain risks, including the risk of loss from counterparty defaults, the risks arising from the volatility of the global fixed-income and equity markets, movements in the stock market and trends in the overall economy, increased obligations to disclose information regarding such companies, increased likelihood of shareholder litigation against such companies’ board members, which may include OHA personnel, regulatory action by the SEC and increased costs associated with each of the aforementioned risks. When buying a publicly traded security or other publicly traded instruments, the Company may be unable to obtain financial covenants or other contractual rights that the Company might otherwise be able to obtain in making privately-negotiated investments.  Moreover, the Company may not have the same access to information in connection with investments in publicly traded securities or other publicly traded instruments, either when investigating a potential investment or after making an investment, as compared to a privately-negotiated investment.  Publicly traded securities that are rated by rating agencies are often reviewed and may be subject to downgrade, which generally results in a decline in the market value of such security.  Furthermore, the Company may be limited in its ability to make investments and to sell existing investments in public securities or other publicly traded instruments because OHA may have material, non-public information regarding the issuers of those securities or as a result of other OHA policies.  Accordingly, there can be no assurance that the Company will make investments in public securities or other publicly traded instruments or, if it does, as to the amount it will invest.  The inability to sell such securities or instruments in these circumstances could materially adversely affect the investment results of the Company.
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
The Company is Subject to Risks Relating to Securities Lending Agreements.  The Company could from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% (equivalent to $2 of debt outstanding for each $1 of equity) immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Amended and Restated Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objective and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.
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
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of the Company or otherwise adversely affect the Company’s business, financial condition and results of operations.

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

The Company is Subject to Risk Relating to the Replacement of LIBOR With an Alternative Reference Rate. The London Interbank Offered Rate (“LIBOR”) was a leading floating rate benchmark used in loans, notes, derivatives and other instruments or investments. As a result of benchmark reforms, publication of all LIBOR settings has ceased. Various financial industry groups and certain regulators have taken actions to establish alternative reference rates (e.g., SOFR, which measures the cost of overnight borrowings through repurchase agreement transactions collateralized with U.S. Treasury securities and is intended to replace U.S. dollar LIBOR with certain adjustments).

Given the inherent differences between LIBOR and rates like SOFR or any other alternative benchmark rates that may be established, there are many uncertainties regarding the long-term effects of the transition from LIBOR, including, but not limited to, how this will impact the cost and value of variable rate debt and certain derivative financial instruments. In addition, SOFR or other alternative benchmark rates may fail to gain market acceptance. Any failure of SOFR or alternative benchmark rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative benchmark rates or any other reforms to any floating rate benchmarks that may be enacted in the future. The elimination of LIBOR or any other floating rate benchmark or any other changes or reforms to the determination or supervision of any other floating rate benchmark could have an adverse impact on the market for or value of any linked (or in the case of LIBOR, formerly-linked) securities, loans, and other financial obligations or extensions of credit held by or due to the Company or on the Company’s overall financial condition or results of operations. In addition, when any applicable floating rate benchmark ceases to exist, the Company may need to renegotiate credit agreements extending beyond the related phase out date with portfolio companies that continue to utilize that benchmark as a factor in determining the interest rate, in order to replace the benchmark with the new standard that is established, which may have an adverse effect on the Company’s overall financial condition or results of operations. Following the replacement of such a benchmark, some or all of these credit agreements may bear a lower interest rate, which could have an adverse impact on the Company’s results of operations. If the Company is unable to renegotiate certain terms of its credit facilities, amounts drawn under its credit facilities may bear interest at a higher rate, which would increase the cost of its borrowings and, in turn, affect its results of operations.
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

The information security team at OHA has a diverse and well-rounded skillset, and various tools are deployed to monitor and manage OHA’s security continuously across a variety of threat scenarios and attack vectors. The team is integrated within the technology organization and liaises with business units, compliance, legal, and technology functions to maintain a security-conscious culture across the business. OHA’s Chief Information Security Officer (“CISO”) is a standing member of OHA’s technology leadership and Risk Committee and provides regular reporting on risks and mitigation programs.

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

The Company relies on the Adviser to implement internal controls to manage cybersecurity risk. The Adviser is responsible for deploying preventive and detective security controls, maintaining information security policies, standards, and guidelines, and working with key technology and corporate stakeholders to enforce and monitor ongoing adherence to security controls. The CISO periodically reviews the Adviser’s cybersecurity program, strategy, and operational results with OHA’s Risk Committee which is comprised of senior members of OHA management, as well as with the Board annually. This is designed to properly manage cybersecurity risks and to ensure that our enterprise-wide cybersecurity program is aligned with the business needs.

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

Company Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s Chief Compliance Officer and the Adviser’s CISO regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Company Management's Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO, and the CISO of the Adviser, manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s risk management function generally and relies on the Adviser’s CISO to assist with assessing and managing material risks from cybersecurity threats. The CISO has 15 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as CCO to the Company since 2022 and has worked in the financial services industry for 18 years, during which the CCO has gained expertise in assessing and managing risk applicable to the Company.

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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024, management is not aware of any pending or threatened material litigation.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Share Issuances

The Offering consists of three classes of shares of our shares, Class S shares, Class D shares and Class I shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of common shares has the same economics and voting rights. Our common shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common shares. As of March 12, 2025, there were 534 holders of record of our Class S common shares, 267 holders of record of our Class I common shares, and no holders of record of our Class D common shares. Holders of record exclude holders with only March 3, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of shares outstanding of the class at the date as of which the determination is made.

The following table presents our monthly NAV per share for each of the three classes of shares for the fiscal year ended December 31, 2024:

	NAV Per Share
	Class S (1)	Class D (1)	Class I
January 31, 2024	$—	$—	$28.12
February 29, 2024	$—	$—	$28.22
March 31, 2024	$—	$—	$28.15
April 30, 2024	$—	$—	$28.15
May 31, 2024	$28.08	$—	$28.08
June 30, 2024	$27.98	$—	$27.98
July 31, 2024	$27.93	$—	$27.93
August 31, 2024	$27.93	$—	$27.93
September 30, 2024	$27.83	$—	$27.83
October 31, 2024	$27.78	$—	$27.78
November 30, 2024	$27.75	$—	$27.75
December 31, 2024	$27.62	$—	$27.62
(1) There were no Class D shares issued or outstanding during the fiscal year ended December 31, 2024.
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

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our investment company taxable income.

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

The following tables summarize our distributions declared and payable for the year ended December 31, 2024 (dollar amounts in thousands, except per share amounts):

			Class I(1)
Date Declared	Record Date	Payment Date	Regular Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share (3)	Total Distributions
January 29, 2024	January 31, 2024	February 28, 2024	$0.20	$0.03	$—	$6,152
February 27, 2024	February 29, 2024	March 28, 2024	0.20	0.03	—	6,469
March 27, 2024	March 29, 2024	April 30, 2024	0.20	0.03	0.18	12,155
April 23, 2024	April 30, 2024	May 30, 2024	0.20	0.03	—	7,056
May 28, 2024	May 31, 2024	June 28, 2024	0.20	0.03	—	7,322
June 24, 2024	June 28, 2024	July 30, 2024	0.20	0.03	0.15	13,516
July 23, 2024	July 31, 2024	August 29, 2024	0.20	0.03	—	8,538
August 27, 2024	August 30, 2024	September 30, 2024	0.20	0.03	—	8,684
September 25, 2024	September 30, 2024	October 31, 2024	0.20	0.03	0.15	14,411
October 24, 2024	October 31, 2024	November 29, 2024	0.20	0.03	—	9,087
November 25, 2024	November 30, 2024	December 31, 2024	0.20	0.03	—	9,175
December 23, 2024	December 31, 2024	January 31, 2025	0.20	0.03	0.10	13,800
Total			$2.40	$0.36	$0.58	$116,365

			Class S(1)
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(2)	Variable Supplemental Distribution Per Share	Special Distribution Per Share (3)	Total Distributions
May 28, 2024	May 31, 2024	June 28, 2024	$0.18	$0.03	$—	$8
June 24, 2024	June 28, 2024	July 30, 2024	0.18	0.03	0.15	88
July 23, 2024	July 31, 2024	August 29, 2024	0.18	0.03	—	89
August 27, 2024	August 30, 2024	September 30, 2024	0.18	0.03	—	141
September 25, 2024	September 30, 2024	October 31, 2024	0.18	0.03	0.15	314
October 24, 2024	October 31, 2024	November 29, 2024	0.18	0.03	—	232
November 25, 2024	November 30, 2024	December 31, 2024	0.18	0.03	—	290
December 23, 2024	December 31, 2024	January 31, 2025	0.18	0.03	0.10	513
Total			$1.44	$0.24	$0.40	$1,675

(1) There were no Class D shares issued or outstanding for the year ended December 31, 2024.
(2) Base distributions per share are net of distribution and/or shareholder servicing fees.
(3) Includes capital gain distribution of $0.0147 per share for the October 31, 2024 distribution payment.

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

Senior Securities

Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2024 and December 31, 2023:

Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
JPM Credit Facility
12/31/2024	$356.1	$5,943.6	—	N/A
12/31/2023	$246.1	$5,132.3	—	N/A
BNP Credit Facility
12/31/2024	$260.0	$8,141.4	—	N/A
12/31/2023	$312.5	$4,041.4	—	N/A
2024A Senior Notes
12/31/2024	$300.0	$7,055.9	—	N/A
CIBC Credit Facility
12/31/2024	$—	$—	—	N/A
Total Senior Securities
12/31/2024	$916.1	$2,310.5	—	N/A
12/31/2023	$558.6	$2,261.0	—	N/A

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

Recent Sales of Unregistered Securities

On November 10, 2022, the Company issued 2,000,000 Class I common shares for net proceeds of $50.0 million to an affiliate of the Adviser. The following table summarizes each Class I common share issuance in connection with private placements for the year ended December 31, 2023 (dollar amounts are in thousands). All other Class I common shares issued during the years ended December 31, 2023 and December 31, 2024 were issued pursuant to the Company's Offering.

	Shares Issued	Proceeds
June 30, 2023	9,449,456	$248,826
September 22, 2023	6,530,360	179,500
Total	15,979,816	$428,326

All Class S common shares issued during the year ended December 31, 2024 were issued pursuant to the Company's Offering. There were no Class S shares issued for the year ended December 31, 2023 and for the period from November 14, 2022 (commencement of operations) to December 31, 2022.

There were no Class D shares issued for the years ended December 31, 2024 and December 31, 2023, and for the period from November 14, 2022 (commencement of operations) to December 31, 2022.

Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “Item 8. Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed in any forward-looking statements. Dollar amounts are in thousands, except per share data, percentages and as otherwise noted.

Overview
The Company was initially formed on December 16, 2021 as a Delaware limited liability company and subsequently converted into a Delaware statutory trust on March 2, 2022.  We are an externally managed, closed-end, non-diversified management investment company that elected to be regulated as a business development company under the 1940 Act on June 30, 2023. The Adviser is registered under the Investment Advisers Act of 1940. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. We have an indefinite term.
The Company's investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments capturing long-term capital appreciation, while maintaining a strong focus on downside protection. The Company invests primarily in directly originated and customized private financing solutions, including loans and other debt securities with a strong focus on senior secured lending to larger companies. The Company primarily targets investments in first lien loans, unitranche loans, second lien loans and other corporate secured debt. The Company may also invest in equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, the Company will invest directly or indirectly at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation. From inception through December 31, 2024, we have invested approximately $2.5 billion in aggregate cost of debt investments prior to any subsequent exits or repayments, including the $521.4 million of debt investments acquired through an in-kind contribution on June 30, 2023.
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
Revenues
We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of December 31, 2024 and as of December 31, 2023, 99.7% and 100% of our debt investments based on fair value in our portfolio were at floating rates, respectively. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.
Expenses
Our primary operating expenses include the payment of fees to the Adviser under the Amended and Restated Advisory Agreement, our allocable portion of overhead expenses under the Amended and Restated Administration Agreement and other operating costs described below.
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
1)investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Amended and Restated Advisory Agreement;
2)the Company’s allocable portion of Overhead (excluding, for the avoidance of doubt, rent or depreciation, utilities, capital equipment or other administrative items of the Administrator) and other expenses paid for and/or advanced by the Administrator on behalf of the Company in connection with the provision of its administrative obligations under the Amended and Restated Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer, chief legal officer, chief operating officer, and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any personnel of OHA or any of its affiliates providing non-investment related services to the Company; and
3)all other expenses of the Company’s operations, administration and transactions including, without limitation, those relating to:
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
In addition to the compensation paid to the Adviser pursuant to the Amended and Restated Advisory Agreement, the Company shall reimburse the Adviser for all expenses of the Company incurred by the Adviser as well as the actual cost of goods and services used for or by the Company and obtained from entities not affiliated with the Adviser. The Adviser or its affiliates may be reimbursed for the administrative services performed by it or such affiliates on behalf of the Company pursuant to any separate administration or co-administration agreement with the Adviser; however, no reimbursement shall be permitted for services for which the Adviser is entitled to compensation by way of a separate fee. Excluded from the allowable reimbursement shall be:
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
The Adviser agreed to incur organizational and offering costs on behalf of the Company and did not seek reimbursement of incurred organizational and offering costs until after the Company elected to be regulated as a BDC on June 30, 2023. Following the effective date of the Company's registration statement of September 29, 2023, the Adviser has sought reimbursement of allocated organizational and offering costs from the Company. As of December 31, 2024, the Company had no offering costs or organizational costs payable to the Adviser. As of December 31, 2023, the Company had $2.7 million in offering costs and $0.1 million in organizational costs payable to the Adviser.

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
Portfolio and Investment Activity
As of December 31, 2024, based on fair value, our portfolio consisted of 95.4% first lien debt investments, 4.3% second lien debt investments, and 0.3% equity investments. As of December 31, 2023, based on fair value, our portfolio consisted of 90.8% first lien debt investments and 9.2% second lien debt investments.
As of December 31, 2024 and December 31, 2023, we had investments in 104 and 90 portfolio companies, respectively, with an aggregate fair value of approximately $2,053.4 million and $1,148.4 million, respectively.
Our investment activity for the years ended December 31, 2024 and December 31, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Year Ended
	December 31, 2024	December 31, 2023
Total investments, beginning of period	$1,131,726	$72,246
New investments purchased (1)	1,319,113	578,739
New investments acquired through in-kind contribution	—	521,356
Net accretion of discount on investments	10,177	2,130
Net realized gain (loss) on investments	(3,002)	51
Investments sold or repaid	(406,557)	(42,796)
Total investments, end of period	$2,051,457	$1,131,726
(1) Purchases include PIK interest, if applicable.

The following table presents certain selected information regarding our investment portfolio:

	As of
	December 31, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at amortized cost(1)	10.9%	12.7%
Weighted average yield on debt and income producing investments, at fair value(1)	10.9%	12.5%
Number of portfolio companies	104	90
Weighted average EBITDA (2)	$254.0	$259.7
Average loan-to-value (LTV) (3)	43.9%	43.4%
Percentage of debt investments bearing a floating rate, at fair value	99.7%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.3%	—%
(1)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on income producing securities, divided by (b) the total relevant investments at amortized cost or fair value, as applicable. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)Includes all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes structured products. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available financial information provided by the portfolio company and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information. Amounts in millions.
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
Our investments consisted of the following as of December 31, 2024 and December 31, 2023:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,954,192	$1,958,306	95.4%	$1,029,099	$1,043,304	90.8%
Second Lien Debt	91,084	88,945	4.3	102,627	105,108	9.2%
Preferred Equity	6,181	6,176	0.3	—	—	—
Total	$2,051,457	$2,053,427	100.0%	$1,131,726	$1,148,412	100.0%
As of December 31, 2024 and December 31, 2023, there were no investments on non-accrual status.

The tables below describe investments by industry composition based on fair value as of December 31, 2024 and

December 31, 2023:

December 31, 2024
Healthcare, Education and Childcare	15.5%
High Tech	15.1%
Services: Business	14.9%
Insurance	10.1%
Automobile	7.0%
Capital Equipment	6.5%
Services: Consumer	4.2%
Aerospace and Defense	3.9%
Finance	3.5%
Chemicals, Plastics and Rubber	2.9%
Media: Diversified & Production	2.9%
Retail Stores	2.5%
Consumer Goods: Durable	2.4%
Construction & Building	2.1%
Cargo Transport	1.4%
Printing and Publishing	1.2%
Technology & Electronics	1.2%
Buildings and Real Estate	0.8%
Ecological	0.7%
Broadcasting and Entertainment	0.5%
Containers, Packaging and Glass	0.3%
Banking	0.3%
Telecommunications	0.1%
Total	100.0%

December 31, 2023
High Tech	17.6%
Healthcare, Education and Childcare	14.4%
Services: Consumer	10.7%
Automobile	8.6%
Services: Business	7.9%
Insurance	7.6%
Aerospace and Defense	6.1%
Retail Stores	4.3%
Finance	3.3%
Chemicals, Plastics and Rubber	3.0%
Consumer Goods: Durable	2.9%
Media: Diversified & Production	2.9%
Capital Equipment	2.5%
Buildings and Real Estate	2.4%
Cargo Transport	2.3%
Printing and Publishing	1.4%
Broadcasting and Entertainment	0.7%
Construction & Building	0.5%
Containers, Packaging and Glass	0.5%
Banking	0.2%
Mining, Steel, Iron and Non-Precious Metals	0.2%
Technology & Electronics	—%
Total	100.0%

The tables below describe investments by geographic composition based on fair value as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,884,451	$1,887,769	92.0%	157.2%
United Kingdom	75,501	75,496	3.7%	6.3%
Switzerland	56,317	55,885	2.7%	4.6%
Germany	25,806	25,234	1.2%	2.1%
Canada	9,382	9,043	0.4%	0.8%
Total	$2,051,457	$2,053,427	100.0%	171.0%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,118,457	$1,134,753	98.8%	161.1%
Canada	7,297	7,462	0.7%	1.0%
Switzerland	5,972	6,197	0.5%	0.9%
Total	$1,131,726	$1,148,412	100.0%	163.0%
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

The below table summarizes the Risk Ratings as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Risk Rating 1	$202,097	9.9%	$118,479	10.3%
Risk Rating 2	1,647,599	80.2%	929,028	80.9%
Risk Rating 3	180,372	8.8%	100,905	8.8%
Risk Rating 4	23,359	1.1%	—	—%
Risk Rating 5	—	—%	—	—%
Total investments	$2,053,427	100.0%	$1,148,412	100.0%

As of December 31, 2024 and December 31, 2023, the weighted average Risk Rating of our debt investment portfolio was 2.01 and 1.98, respectively.

Results of Operations

The following table represents the operating results:

	For the Year Ended		For the Period from November 14, 2022 (commencement of operations) to
(Amounts in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Total investment income	$206,733	$59,844	$617
Total expenses, net of fee waivers and expense support	91,414	24,011	442
Net investment income (loss) before excise tax	115,319	35,833	175
Excise tax expense	194	275
Net investment income (loss)	115,125	35,558	175
Net realized gain (loss)	(696)	359	8
Net unrealized appreciation (depreciation)	(12,957)	16,126	(488)
Net increase (decrease) in net assets resulting from operations	$101,472	$52,043	$(305)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Investment income was as follows:

	For the Year Ended		For the Period from November 14, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Interest income	$193,716	$56,379	$487
Other income	13,017	3,465	130
Total investment income	$206,733	$59,844	$617

For the years ended December 31, 2024 and December 31, 2023, total investment income was approximately $206.7 million and $59.8 million, respectively. As of December 31, 2024 and December 31, 2023, the size of our investment portfolio at fair value was approximately $2,053.4 million and $1,148.4 million, respectively, and the weighted average yield on debt and income producing investments at fair value was 10.9% and 12.5%, respectively.

Expenses

Expenses were as follows:

	For the Year Ended		For the Period from November 14, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Interest and debt fee expense	$59,038	$19,516	$129
Management fees	11,793	2,522	—
Income incentive fee	15,632	4,178	—
Distribution and shareholder servicing fees
Class S	126	—	—
Professional fees	2,375	1,299	208
Board of Trustees fees	390	389	92
Administrative services expenses	1,685	550	13
Organization costs	—	94	—
Other general & administrative expenses	4,913	1,463	—
Amortization of deferred offering costs	2,341	1,102	—
Total expenses before fee waivers and expense support	$98,293	$31,113	$442
Expense support	(1,306)	(402)	—
Recoupment of expense support	134	—	—
Management fees waiver	(2,344)	(2,522)	—
Income incentive fee waiver	(3,363)	(4,178)	—
Total expenses net of fee waivers and expense support	91,414	24,011	442
Excise tax	$194	$275	$—
Total expenses	$91,608	$24,286	$442

Interest and debt fee expense
For the year ended December 31, 2024, interest and debt fee expense was $59.0 million, primarily due to $717.9 million of average borrowings under existing credit facilities and unsecured notes, at a weighted average interest rate of 7.6%.

For the year ended December 31, 2023, interest and debt fee expense was $19.5 million, primarily due to $230.8 million of average borrowings under existing credit facilities, at a weighted average interest rate of 8.0%.

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

For the year ended December 31, 2024, the Company incurred management fees of $11.8 million, of which $2.3 million have been waived.

For the year ended December 31, 2023, the Company incurred management fees of $2.5 million, all of which have been waived.
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
For the year ended December 31, 2024, the Company incurred an income incentive fee of $15.6 million, of which $3.4 million was waived. For the year ended December 31, 2024, the Company incurred no capital gains incentive fee.

For the year ended December 31, 2023, the Company incurred an income incentive fee of $4.2 million, which has been waived. For the year ended December 31, 2023, the Company incurred no capital gains incentive fee.
Other Expenses
Organization costs and offering costs include expenses incurred in our initial formation and offering. Professional fees include legal, audit, tax, valuation, other professional fees incurred related to the management of the Company. Administrative service expenses represent fees paid to the Administrator for our allocable portion of Overhead and other expenses paid for and/or advanced by the Administrator on behalf of the Company in connection with the provision of its obligations under the Amended and Restated Administration Agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, our sub-administrator, and other costs.
Total other expenses were approximately $11.7 million and $4.9 million for the years ended December 31, 2024 and December 31, 2023, respectively. Total other expenses were primarily comprised of approximately $2.4 million and $1.3 million of professional fees (including legal, audit, and tax), approximately $4.9 million and $1.5 million of other general and administrative expenses (including insurance, research, and other allocated costs), and approximately $2.3 million and $1.1 million of amortization of deferred offering costs for the years ended December 31, 2024 and December 31, 2023, respectively.

The Adviser has sought reimbursement of allocated organizational and offering costs since the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. As of December 31, 2024, the Company had no offering costs or organizational costs payable to the Adviser. As of December 31, 2023, the Company had $2.7 million in offering costs and $0.1 million in organizational costs payable to the Adviser.

Under the terms of the Amended and Restated Administration Agreement and Amended and Restated Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party.

We entered into an Expense Support Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements. For the year ended December 31, 2024, the Adviser made $1.4 million in Expense Payments on behalf of the Company. For the year ended December 31, 2023, the Adviser made $0.3 million in Expense Payments on behalf of the Company. For the years ended December 31, 2024 and December 31, 2023, the Company made no Reimbursement Payments to the Adviser. As of December 31, 2024, the Company had a payable of $0.1 million to the Adviser for recoupment of expense support, which is included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. As of December 31, 2023, the Company had a receivable of $0.1 million from the Adviser for expense support payments, which offset accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. As of December 31, 2024 and December 31, 2023, total expense payments made since inception by the Adviser on behalf of the Company were $1.7 million and $0.3 million, respectively, and total unreimbursed expense payments were $1.7 million and $0.3 million, respectively.
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
For the years ended December 31, 2024 and December 31, 2023, we incurred $0.2 million and $0.3 million in U.S. federal excise tax, respectively.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Year Ended		For the Period from November 14, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Non-controlled/non-affiliated investments	$(3,002)	$51	$8
Foreign currency transactions	(445)	114	—
Foreign currency forward contracts	2,751	194	—
Net realized gain (loss)	$(696)	$359	$8
For the year ended December 31, 2024, we had net realized losses of approximately $0.7 million, which were primarily due to net realized losses on non-controlled/non-affiliated investments of $3.0 million. For the year ended December 31, 2023, we generated net realized gains of approximately $0.4 million, which was primarily comprised of net realized gains on foreign currency transactions and foreign currency forward contracts. For the year ended December 31, 2023, the net realized gains on foreign currency forward contracts were mainly due to CAD forward contracts.
Net Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following:

	For the Year Ended		For the Period from November 14, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Net change in unrealized gain (loss) on investments	$(14,716)	$17,174	$(488)
Net change in unrealized gain (loss) on foreign currency translation	(80)	—	—
Net change in unrealized gain (loss) on foreign currency forward contracts	1,839	(1048)	—
Net change in unrealized appreciation (depreciation)	$(12,957)	$16,126	$(488)
For the year ended December 31, 2024, we generated $13.0 million of net unrealized losses, which were primarily due to net unrealized losses on investments of $14.7 million, driven by reversal of unrealized gains recorded in prior periods and negative valuation adjustments. For the year ended December 31, 2023, we generated $16.1 million of net unrealized gains, which were primarily due to positive valuation adjustments on investments driven by tightening spreads.

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
As of December 31, 2024, we had approximately $62.2 million in cash, cash equivalents, and restricted cash. During the year ended December 31, 2024, we used approximately $789.2 million in cash for operating activities, primarily due to investment purchases of $1,314.0 million, partially offset by sales and principal repayments of $406.6 million, and a net increase in assets resulting from operations of $101.5 million. Cash provided by financing activities was approximately $745.9 million during the year, which was primarily the result of $512.8 million from the issuance of common shares and $886.3 million of debt borrowings, partially offset by repayments of debt of $532.5 million and distributions paid in cash of $115.3 million.
As of December 31, 2023, we had $105.5 million in cash, cash equivalents and restricted cash. During the year ended December 31, 2023, we used $525.6 million in cash for operating activities, primarily due to investment purchases of $578.5 million, partially offset by sales and principal repayments of $42.8 million. Cash provided by financing activities was approximately $611.6 million during the year, which was primarily the result of $380.1 million from the issuance of common shares and $315.1 million of debt borrowings, offset by repayments of debt of $60.0 million
Borrowings

As of December 31, 2024, we had an aggregate amount of $913.1 million of debt outstanding and our asset coverage ratio was 231.1%. As of December 31, 2023, we had an aggregate amount of $558.6 million of debt outstanding and our asset coverage ratio was 226.1%.
The following tables present the Company’s outstanding borrowings as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$795,000	$356,146	$356,146	$356,146
BNP Credit Facility (1)(2)	400,000	260,000	260,000	260,000
2024A Senior Notes (3)(4)	300,000	300,000	296,907	300,000
CIBC Credit Facility (1)(2)	250,000	—	—	—
Total Debt	$1,745,000	$916,146	$913,053	$916,146

	As of December 31, 2023
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$475,000	$246,100	$246,100	$246,100
BNP Credit Facility (1)(2)	400,000	312,530	312,530	312,530
Total Debt	$875,000	$558,630	$558,630	$558,630

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

We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Equity

The following table summarizes capital activity for the year ended December 31, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of year	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	$704,431
Common shares issued	18,053,705	181	505,337	—	—	—	505,518
Distribution reinvestment	259,998	2	7,246	—	—	—	7,248
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	115,125	—	—	115,125
Net realized gain (loss)	—	—	—	—	(696)	—	(696)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(14,716)	(14,716)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,759	1,759
Distributions declared	—	—	—	(117,470)	(570)	—	(118,040)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	(2,537)	(3,946)	6,483	—	—
Balance end of year	43,472,573	$435	$1,197,185	$(85)	$413	$2,681	$1,200,629

The following table summarizes capital activity for the year ended December 31, 2023:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of year	2,000,000	$20	$49,980	$175	$8	$(488)	$49,695
Common shares issued	23,158,870	232	628,661	—	—	—	628,893
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	35,558	—	—	35,558
Net realized gain (loss)	—	—	—	—	359	—	359
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	17,174	17,174
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(1,048)	(1,048)
Distributions declared	—	—	—	(26,200)	—	—	(26,200)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	8,498	(3,327)	(5,171)	—	—
Balance end of year	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	$704,431

As of December 31, 2024, we had 41,819,813 Class I shares and 1,652,760 Class S shares issued and outstanding with a par value of $0.01 per share. As of December 31, 2024, there were no Class D shares issued or outstanding.

As of December 31, 2023, we had 25,158,870 Class I shares issued and outstanding with a par value of $0.01 per share. As of December 31, 2023, there were no Class S or Class D shares issued or outstanding. During the year ended December 31, 2023, the Company received $628.9 million in equity proceeds relating to issuance of 23,158,870 of Class I shares.
The following table summarizes transactions in common shares during the year ended December 31, 2024:

	Shares	Amount
Class I:
Proceeds from shares sold	16,422,668	$460,031
Repurchase of shares	—	—
Distribution reinvestment	238,276	6,643
Net increase (decrease)	16,660,944	466,674
Class S:
Proceeds from shares sold	1,631,037	45,487
Repurchase of shares	—	—
Distribution reinvestment	21,722	605
Net increase (decrease)	1,652,759	46,092
Total increase (decrease)	18,313,703	$512,766

The following table summarizes transactions in common shares during for the year ended December 31, 2023:

	Shares	Amount
Class I:
Proceeds from shares sold	23,158,870	$628,893
Repurchase of shares	—	—
Distribution reinvestment	—	—
Net increase (decrease)	23,158,870	628,893
Class S:
Proceeds from shares sold	—	—
Repurchase of shares	—	—
Distribution reinvestment	—	—
Net increase (decrease)	—	—
Total increase (decrease)	23,158,870	$628,893

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

The Company’s distributions are recorded on the record date. The following tables summarize distributions declared during the year ended December 31, 2024:

			Class I(1)
Date Declared	Record Date	Payment Date	Regular Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share (3)	Total Distributions
January 29, 2024	January 31, 2024	February 28, 2024	$0.20	$0.03	$—	$6,152
February 27, 2024	February 29, 2024	March 28, 2024	0.20	0.03	—	6,469
March 27, 2024	March 29, 2024	April 30, 2024	0.20	0.03	0.18	12,155
April 23, 2024	April 30, 2024	May 30, 2024	0.20	0.03	—	7,056
May 28, 2024	May 31, 2024	June 28, 2024	0.20	0.03	—	7,322
June 24, 2024	June 28, 2024	July 30, 2024	0.20	0.03	0.15	13,516
July 23, 2024	July 31, 2024	August 29, 2024	0.20	0.03	—	8,538
August 27, 2024	August 30, 2024	September 30, 2024	0.20	0.03	—	8,684
September 25, 2024	September 30, 2024	October 31, 2024	0.20	0.03	0.15	14,411
October 24, 2024	October 31, 2024	November 29, 2024	0.20	0.03	—	9,087
November 25, 2024	November 30, 2024	December 31, 2024	0.20	0.03	—	9,175
December 23, 2024	December 31, 2024	January 31, 2025	0.20	0.03	0.10	13,800
Total			$2.40	$0.36	$0.58	$116,365

			Class S(1)
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(2)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(3)	Total Distributions
May 28, 2024	May 31, 2024	June 28, 2024	$0.18	$0.03	$—	$8
June 24, 2024	June 28, 2024	July 30, 2024	0.18	0.03	0.15	88
July 23, 2024	July 31, 2024	August 29, 2024	0.18	0.03	—	89
August 27, 2024	August 30, 2024	September 30, 2024	0.18	0.03	—	141
September 25, 2024	September 30, 2024	October 31, 2024	0.18	0.03	0.15	314
October 24, 2024	October 31, 2024	November 29, 2024	0.18	0.03	—	232
November 25, 2024	November 30, 2024	December 31, 2024	0.18	0.03	—	$290
December 23, 2024	December 31, 2024	January 31, 2025	0.18	0.03	0.10	$513
Total			$1.44	$0.24	$0.40	$1,675
(1) There were no Class D shares issued or outstanding during the year ended December 31, 2024.
(2) Base distributions per share are net of distribution and/or shareholder servicing fees.
(3) Includes capital gain distribution of $0.0147 per share for the October 31, 2024 distribution payment.

The following table summarizes distributions declared during the year ended December 31, 2023:

			Class I(1)
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

We intend to operate in a manner so as to continuously qualify as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment, among other things, we must distribute to our shareholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In order to avoid the imposition of certain excise taxes imposed on RICs, we must distribute to our shareholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax.
The U.S. federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the year ended December 31, 2024:

	Class S		Class D (1)		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.07	$1,662	$—	$—	$3.33	$115,807
Net realized gain	0.01	13	—	—	0.01	558
Total	$2.08	$1,675	$—	$—	$3.34	$116,365
(1)There were no Class D shares issued or outstanding during the year ended December 31, 2024.

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its common shares during the year ended December 31, 2023:

	Class S(1)		Class D (1)		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$1.49	$26,200
Net realized gain	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1.49	$26,200
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
There were no shares validly tendered, and accordingly there were no shares repurchased, during the years ended December 31, 2024 and December 31, 2023.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024 and December 31, 2023, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	December 31, 2024	December 31, 2023
Unfunded delayed draw commitments	$258,448	$120,709
Unfunded revolving commitments	110,317	54,025
Total unfunded commitments	$368,765	$174,734

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2024, management was not aware of any pending or threatened litigation.
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the Amended and Restated Advisory Agreement, the Expense Support Agreement and the Amended and Restated Administration Agreement.
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

Recent Developments

Subscriptions

The Company received $14.1 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I and Class S shares for subscriptions effective January 2, 2025.

The Company received $17.0 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I and Class S shares for subscriptions effective February 3, 2025.

The Company received $34.8 million of net proceeds relating to the issuance of Class I and Class S shares for subscriptions effective March 3, 2025, excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On February 3, 2025, the Company offered to purchase up to 5% of its outstanding common shares as of December 31, 2024 at a price equal to the NAV per share as of March 31, 2025. The offer expired on March 4, 2025, and 11,878 common shares were validly tendered and not withdrawn prior to the expiration of the offer.

Distribution Declarations

On January 27, 2025, the Company declared a total distribution of $0.23 per Class I share and $0.21 per Class S share, all of which is payable on February 28, 2025 to shareholders of record as of January 31, 2025.

On February 26, 2025, the Company declared a total distribution of $0.23 per Class I share and $0.21 per Class S share, all of which is payable on March 31, 2025 to shareholders of record as of February 28, 2025.

Financing Transactions

On February 28, 2025, the Company entered into a third commitment increase agreement (the “Third Commitment Increase Agreement”) among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Bank, N.A., as an increasing lender and Sumitomo Mitsui Banking Corporation, as an assuming lender, pursuant to Section 2.08(e) of the JPM Credit Agreement. The Third Commitment Increase Agreement provides for, among other things, an increase in the total aggregate commitments from lenders under the revolving credit facility governed by the Credit Agreement from $795.0 million to $955.0 million. Pursuant to the accordion feature in the Credit Agreement, the aggregate amount of all Commitments thereunder may be further increased up to $1,000,000,000.

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
As of December 31, 2024, 99.7% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	As of December 31, 2024
Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$65,928	$(18,484)	$47,444
Up 200 basis points	$43,952	$(12,323)	$31,629
Up 100 basis points	$21,976	$(6,161)	$15,815
Down 100 basis points	$(21,976)	$6,161	$(15,815)
Down 200 basis points	$(43,952)	$12,323	$(31,629)
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

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
T. Rowe Price OHA Select Private Credit Fund:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of T. Rowe Price OHA Select Private Credit Fund and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for the years ended December 31, 2024 and 2023 and for the period from November 14, 2022 (commencement of operations) to December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023 and for the period from November 14, 2022 (commencement of operations) to December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with agent banks; when replies were not received, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Fort Worth, Texas
March 12, 2025

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of	As of
	December 31, 2024	December 31, 2023
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $2,051,457 and $1,131,726 at December 31, 2024 and December 31, 2023, respectively)	$2,053,427	$1,148,412
Cash, cash equivalents and restricted cash	62,157	105,456
Interest receivable	26,679	15,498
Deferred financing costs	8,557	6,021
Deferred offering costs	220	1,705
Receivable for investments sold	9,890	9,044
Unrealized appreciation on foreign currency forward contracts	790	—
Total assets	$2,161,720	$1,286,136

LIABILITIES
Debt (net of unamortized debt issuance costs of $3,093 and $0, at December 31, 2024 and December 31, 2023, respectively)	$913,053	$558,630
Payable for investments purchased	82	151
Interest and debt fee payable	21,969	4,846
Distribution payable	14,313	11,573
Management fee payable	3,494	—
Income incentive fee payable	4,478	—
Distribution and/or shareholder servicing fees payable	33	—
Unrealized depreciation on foreign currency forward contracts	—	1,048
Accrued expenses and other liabilities	3,669	5,457
Total liabilities	$961,091	$581,705

Commitments and contingencies (Note 9)

NET ASSETS
Common shares, $0.01 par value (43,472,573 and 25,158,870 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	$435	$252
Additional paid in capital	1,197,185	687,139
Distributable earnings (loss)	3,009	17,040
Total net assets	$1,200,629	$704,431
Total liabilities and net assets	$2,161,720	$1,286,136

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of	As of
	December 31, 2024	December 31, 2023
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$1,154,985	$704,431
Common shares outstanding ($0.01 par value, unlimited shares authorized)	41,819,813	25,158,870
Net asset value per share	$27.62	$28.00
Class S Shares:
Net assets	$45,644	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	1,652,760	—
Net asset value per share	$27.62	$—

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Operations
(in thousands)

	For the Year Ended		For the Period from November 14, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Investment income from non-controlled / non-affiliated investments:
Interest income	$193,716	$56,379	$487
Other income	13,017	3,465	130
Total investment income	$206,733	$59,844	$617

Expenses:
Interest and debt fee expense	$59,038	$19,516	$129
Management fees	11,793	2,522	—
Income incentive fee	15,632	4,178	—
Distribution and shareholder servicing fees
Class S	126	—	—
Professional fees	2,375	1,299	208
Board of Trustees fees	390	389	92
Administrative service expenses	1,685	550	13
Organizational costs	—	94	—
Other general & administrative expenses	4,913	1,463	—
Amortization of deferred offering costs	2,341	1,102	—
Total expenses before fee waivers and expense support	98,293	31,113	442
Expense support	(1,306)	(402)	—
Recoupment of expense support	134	—	—
Management fees waiver	(2,344)	(2,522)	—
Income incentive fee waiver	(3,363)	(4,178)	—
Total expenses net of fee waivers and expense support	91,414	24,011	442
Net investment income before taxes	115,319	35,833	175
Excise tax expense	194	275	—
Net investment income	115,125	35,558	175

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(3,002)	51	8
Foreign currency transactions	(445)	114	—
Foreign currency forward contracts	2,751	194	—
Net realized gain (loss)	(696)	359	8

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(14,716)	17,174	(488)
Foreign currency translation	(80)	—	—
Foreign currency forward contracts	1,839	(1,048)	—
Net change in unrealized appreciation (depreciation)	(12,957)	16,126	(488)
Net realized and unrealized gain (loss)	(13,653)	16,485	(480)
Net increase (decrease) in net assets resulting from operations	$101,472	$52,043	$(305)

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	For the Year Ended		For the Period from November 14, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Operations:
Net investment income	$115,125	$35,558	$175
Net realized gain (loss)	(696)	359	8
Net change in unrealized appreciation (depreciation)	(12,957)	16,126	(488)
Net increase (decrease) in net assets resulting from operations	101,472	52,043	(305)
Distributions to common shareholders:
Class I	(116,365)	(26,200)	—
Class S	(1,675)	—	—
Net decrease in net assets resulting from distributions	(118,040)	(26,200)	—
Share transactions:
Class I:
Proceeds from shares sold	460,031	628,893	50,000
Repurchase of shares	—	—	—
Distribution reinvestment	6,643	—	—
Net increase (decrease) in net assets from share transactions	466,674	628,893	50,000
Class S:
Proceeds from shares sold	45,487	—	—
Repurchase of shares	—	—	—
Distribution reinvestment	605	—	—
Net increase (decrease) in net assets from share transactions	46,092	—	—
Total increase (decrease) in net assets	496,198	654,736	49,695
Net assets, beginning of period	704,431	49,695	—
Net assets, end of period	$1,200,629	$704,431	$49,695

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended		For the Period from November 14, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$101,472	$52,043	$(305)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	14,716	(17,174)	488
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(1,839)	1,048	—
Net unrealized (appreciation) depreciation on foreign currency	80	—	—
Net realized (gain) loss on investments	3,002	(51)	(8)
Net realized (gain) loss on foreign currency	445	(114)	—
Net realized (gain) loss on foreign currency forward contracts	(2,751)	(194)	—
Payment-in-kind interest capitalized	(5,065)	(207)	—
Net accretion of discount and amortization of premium	(10,177)	(2,130)	(18)
Amortization of deferred financing costs and debt issuance costs	2,120	581	8
Amortization of deferred offering costs	2,341	1,102	—
Purchases of investments	(1,314,048)	(578,532)	(72,395)
Proceeds from sale of investments and principal repayments	406,557	42,796	175
Net proceeds from settlement of foreign currency forward contracts	2,751	194	—
Changes in operating assets and liabilities:
Interest receivable	(11,181)	(15,142)	(356)
Management fee payable	3,494	—	—
Incentive fee payable	4,478	—	—
Distribution and/or shareholder servicing fees payable	33	—	—
Receivable for investments sold	(846)	(8,979)	(65)
Payable for investments purchased	(69)	(10,743)	10,894
Interest and debt fee payable	17,123	4,743	103
Board of Trustees fees payable	—	(92)	92
Accrued expenses and other liabilities	(1,788)	5,241	216
Net cash provided by (used in) operating activities	(789,152)	(525,610)	(61,171)

Cash flows from financing activities:
Borrowings of debt	886,297	315,100	31,000
Repayments of debt	(532,484)	(60,000)	—
Payments of financing costs	(4,046)	(6,267)	(343)
Payments of offering costs	(855)	(2,807)	—
Proceeds from issuance of common shares	512,766	380,067	50,000
Distributions paid in cash	(115,300)	(14,627)	—
Proceeds (payments) from foreign currency settlements	(445)	114	—
Net cash provided by (used in) financing activities	745,933	611,580	80,657
Net increase (decrease) in cash, cash equivalents and restricted cash	(43,219)	85,970	19,486

	For the Year Ended		For the Period from November 14, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Effect of foreign currency exchange rates	(80)	$—	—
Cash, cash equivalents and restricted cash, beginning of period	105,456	19,486	—
Cash, cash equivalents and restricted cash, end of period	$62,157	$105,456	$19,486

Supplemental information and non-cash activities:
Interest paid during the period	$37,702	$13,747	$—
Cash paid for excise taxes during the period	$266	$—	$—
Borrowing of debt from in-kind contribution	$—	$272,530	$—
Purchases of investments from in-kind contribution	$—	$(521,356)	$—
Proceeds from issuance of common shares from in-kind contribution	$—	$248,826	$—
Distributions declared and payable	$14,313	$11,573	$—
Distributions reinvested during the period	$7,248	$—	$—
See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC	(4) (5)	S +	4.75%		9.08%	5/14/2031	$5,786	$5,758	$5,786	0.48%
Evergreen IX Borrower 2023 LLC	(4) (5) (7) (8)	S +	4.75%		9.08%	9/30/2030	7,864	7,755	7,864	0.65
Evergreen IX Borrower 2023 LLC	(4) (5) (6)	S +	4.75%		9.08%	10/1/2029	877	(10)	—	—
Farsound Aviation Limited	(4) (5) (9)	P +	5.25%		9.78%	12/3/2031	17,076	16,907	16,907	1.41
Farsound Aviation Limited	(4) (5) (6) (9)	P +	5.25%		9.78%	12/3/2031	3,105	—	—	—
Mantech International CP	(4) (5) (7) (8)	S +	5.00%		9.59%	9/14/2029	26,688	26,255	26,688	2.22
Mantech International CP	(4) (5) (6)	S +	5.00%		9.59%	9/14/2029	4,137	(72)	—	—
Mantech International CP	(4) (5) (6)	S +	5.00%		9.59%	9/14/2028	3,238	(46)	—	—
STS Aviation Group	(4) (5) (6)	S +	5.00%		9.48%	10/8/2031	1,100	—	(5)	—
STS Aviation Group	(4) (5)	S +	5.00%		9.48%	10/8/2031	3,960	3,941	3,940	0.33
STS Aviation Group	(4) (5) (6)	S +	5.00%		9.48%	10/8/2030	440	201	201	0.02
								60,689	61,381	5.11
Automobile
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%		10.64%	11/15/2029	3,636	(28)	—	—
Mammoth Holdings, LLC	(4) (5) (7) (8)	S +	6.00%		10.33%	11/15/2030	28,800	28,546	28,800	2.40
Mammoth Holdings, LLC	(4) (5)	S +	6.00%		10.64%	11/15/2030	7,238	7,176	7,238	0.60
NCWS Intermediate, Inc.	(4) (5) (6)	S +	5.50%	(2.25 % PIK)	10.10%	12/31/2029	4,187	455	321	0.03
NCWS Intermediate, Inc.	(4) (5)	S +	5.50%	(2.25 % PIK)	10.10%	12/31/2029	59,531	58,992	57,447	4.79
NCWS Intermediate, Inc.	(4) (5) (6)	S +	5.50%	(2.25 % PIK)	9.59%	12/31/2029	6,972	914	732	0.06
Wheels Bidco, Inc.	(4) (5)	S +	5.50%		10.07%	11/3/2031	50,000	49,508	49,500	4.12
								145,563	144,038	12.00
Broadcasting and Entertainment
Broadcast Music, Inc.	(4) (5) (7) (8)	S +	5.75%		10.39%	2/8/2030	10,356	10,220	10,356	0.86
Broadcast Music, Inc.	(4) (5) (6)	S +	5.75%		10.39%	2/8/2030	1,892	(24)	—	—
								10,196	10,356	0.86
Buildings and Real Estate
Associations, Inc.	(4) (5) (6)	S +	6.50%		11.28%	7/3/2028	775	387	387	0.03
Associations, Inc.	(4) (5) (6)	S +	6.50%		11.32%	7/3/2028	967	161	161	0.01
Associations, Inc.	(4) (5)			(14.25 % PIK)	14.25%	5/3/2030	765	764	765	0.06

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Associations, Inc.	(4) (5)			(14.25 % PIK)	14.25%	5/3/2030	2,004	1,999	2,004	0.17
Associations, Inc.	(4) (5) (7) (8)	S +	6.50%		11.32%	7/3/2028	12,445	12,439	12,445	1.04
								15,750	15,762	1.31
Capital Equipment
AI Titan Parent Inc.	(4) (5) (6)	S +	4.75%		9.11%	8/29/2031	5,726	—	(29)	—
AI Titan Parent Inc.	(4) (5) (6)	S +	4.75%		9.11%	8/29/2031	3,579	(17)	(18)	—
AI Titan Parent Inc.	(4) (5)	S +	4.75%		9.11%	8/29/2031	28,632	28,494	28,489	2.37
Helix Acquisition Holdings, Inc.	(4) (5) (7)	S +	7.00%		11.46%	3/31/2030	12,392	12,184	12,392	1.03
IEM New Sub 2, LLC	(4) (5) (6)	S +	4.75%		9.27%	8/8/2030	8,558	(17)	(43)	—
IEM New Sub 2, LLC	(4) (5)	S +	4.75%		9.27%	8/8/2030	37,942	37,579	37,752	3.14
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%		9.83%	12/19/2029	1,356	328	339	0.03
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%		9.83%	12/19/2030	2,029	703	720	0.06
Ohio Transmission Corporation	(4) (5) (7) (8)	S +	5.50%		9.83%	12/19/2030	10,206	10,108	10,206	0.85
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%		10.27%	2/13/2031	4,187	(37)	—	—
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%		10.27%	2/13/2030	4,187	(36)	—	—
Truck-Lite Co., LLC	(4) (5)	S +	5.75%		10.27%	2/13/2031	38,436	38,087	38,436	3.20
								127,376	128,244	10.68
Cargo Transport
LaserShip, Inc.	(4)	S +	6.25%		11.03%	1/2/2029	5,737	5,385	5,991	0.50
LaserShip, Inc.	(4) (5)	S +	7.00%		11.78%	1/2/2029	25,970	23,061	22,334	1.86
								28,446	28,325	2.36
Chemicals, Plastics and Rubber
ASP Unifrax Holdings, Inc.	(4)	S +	7.75%		12.35%	9/28/2029	23,178	22,242	23,497	1.96
BCPE HIPH Parent, Inc.	(4) (5) (6)	S +	5.75%		10.11%	10/7/2030	2,328	1,964	1,996	0.17
BCPE HIPH Parent, Inc.	(4) (5) (7) (8)	S +	5.75%		10.11%	10/7/2030	6,240	6,159	6,193	0.52
Meridian Adhesives Group, Inc.	(4) (5) (7)	S +	5.75%		11.57%	9/1/2028	300	300	300	0.02
Meridian Adhesives Group, Inc.	(4) (5) (7) (8)	S +	5.75%		10.08%	9/3/2029	16,825	16,385	16,825	1.40
Meridian Adhesives Group, Inc.	(4) (5) (8)	S +	5.75%		10.08%	9/3/2029	1,638	1,599	1,638	0.14
Peaches Acquisition Corporation	(4) (5)	S +	7.50%		11.86%	8/1/2028	9,697	9,620	9,406	0.78
								58,269	59,855	4.99
Construction & Building
FloWorks International	(4) (5)	S +	4.75%		9.27%	11/26/2031	15,111	15,036	15,036	1.25
FloWorks International	(4) (5) (6)	S +	4.75%		9.27%	11/26/2031	1,889	—	(9)	—
NRO Holdings III Corp.	(4) (5)	S +	5.25%		9.91%	7/15/2031	27,685	27,422	27,408	2.29
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		9.91%	7/15/2031	8,673	—	(87)	(0.01)
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		9.59%	7/15/2030	4,379	335	331	0.03
								42,793	42,679	3.56

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets

Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25 % PIK)	11.74%	6/23/2028		4,279	4,226	4,076	0.34
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25 % PIK)	11.74%	6/23/2028		7,591	7,525	7,230	0.60
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	7.00%	(3.25 % PIK)	11.74%	6/23/2028		16,420	16,131	15,640	1.30
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	7.00%	(3.25 % PIK)	11.74%	6/23/2028		5,456	5,360	5,197	0.43
Poly-Wood, LLC	(4) (5) (6)	S +	5.75%		10.11%	3/20/2030		3,144	(7)	—	—
Poly-Wood, LLC	(4) (5) (6)	S +	5.75%		10.11%	3/20/2030		3,144	(31)	—	—
Poly-Wood, LLC	(4) (5) (7) (8)	S +	5.75%		10.11%	3/20/2030		16,642	16,473	16,642	1.39
									49,677	48,785	4.06
Containers, Packaging and Glass
PPC Flexible Packaging	(4) (5) (7) (8)	S +	6.00%		10.48%	9/30/2028		4,018	3,956	4,018	0.34
									3,956	4,018	0.34
Ecological
Rock Star Mergersub, LLC	(4) (5)	S +	4.75%		9.15%	12/15/2031		15,454	15,377	15,377	1.28
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		9.15%	12/15/2031		2,102	237	237	0.02
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		9.15%	12/15/2031		4,945	—	(25)	—
									15,614	15,589	1.30

Finance
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.75%		9.20%	12/29/2028		9,995	2,125	2,169	0.18
Beacon Pointe Advisors, LLC	(4) (5) (7) (8)	S +	4.75%		9.11%	12/29/2028		10,107	9,927	10,107	0.84
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%		9.49%	12/29/2028		3,964	3,894	3,964	0.33
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.75%		9.49%	12/29/2027		1,075	(17)	—	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%		9.49%	12/29/2028		1,131	1,120	1,131	0.09
Shelby Automotive Holdings Corp.	(4) (5) (6)	S +	5.25%		9.58%	6/29/2028		15,119	1,480	1,587	0.13
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	5.25%		9.58%	6/29/2027		1,564	(17)	—	—
Spectrum Automotive Holdings, Corp.	(4) (5) (7) (8)	S +	5.25%		9.58%	6/29/2028		41,113	40,595	41,113	3.43
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%		9.58%	6/29/2028		11,462	11,306	11,462	0.96
									70,413	71,533	5.96
Healthcare, Education and Childcare
123Dentist Inc.	(4) (5) (9)	C +	5.00%		10.50%	8/10/2029	CAD	27	19	19	—
123Dentist Inc.	(4) (5) (8) (9)	C +	5.00%		8.30%	8/10/2029	CAD	930	669	643	0.05
123Dentist Inc.	(4) (5) (6) (8) (9)	C +	5.00%		8.30%	8/9/2029	CAD	5,996	1,008	1,033	0.09
AmeriVet Partners Management, Inc.	(4) (5) (7) (8)	S +	5.25%		9.75%	2/25/2028		9,304	9,304	9,234	0.77
Antylia Scientific	(4) (5) (7)	S +	5.50%		10.28%	11/1/2028		2,244	2,212	2,222	0.19
Antylia Scientific	(4) (5) (6)	S +	5.50%		10.28%	10/30/2026		244	(2)	(2)	—
Antylia Scientific	(4) (5)	S +	5.50%		10.28%	11/1/2028		188	186	186	0.02

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
CNSI Holdings, LLC	(4) (5) (7) (8)	S +	5.50%		9.83%	12/17/2029	9,162	9,099	9,139	0.76
CNSI Holdings, LLC	(4) (5) (6)	S +	5.50%		9.83%	12/17/2029	26,444	—	(66)	(0.01)
CNSI Holdings, LLC	(4) (5) (7) (8)	S +	5.50%		9.83%	12/17/2029	12,918	12,766	12,886	1.07
CNSI Holdings, LLC	(4) (5) (6)	S +	5.50%		9.82%	12/17/2029	2,999	286	312	0.03
CNSI Holdings, LLC	(4) (5) (7) (8)	S +	5.50%		9.83%	12/17/2029	12,195	12,005	12,165	1.01
Coding Solutions Acquistion Inc.	(4) (5)	S +	5.00%		9.33%	8/7/2031	10,420	10,329	10,368	0.86
Coding Solutions Acquistion Inc.	(4) (5) (6)	S +	5.00%		9.33%	8/7/2031	1,588	(13)	(8)	—
Coding Solutions Acquistion Inc.	(4) (5) (6)	S +	5.00%		9.33%	8/7/2031	992	859	863	0.07
Color Intermediate, LLC	(4) (5) (7) (8)	S +	4.75%		9.18%	10/4/2029	5,872	5,709	5,872	0.49
CPI Holdco, LLC	(4) (5) (6)	S +	5.50%		10.28%	11/1/2028	11,121	6,862	6,777	0.56
CPI Holdco, LLC	(4) (5) (7)	S +	5.50%		10.28%	11/1/2028	46,941	45,779	46,472	3.87
CPI Holdco, LLC	(4) (5)	S +	5.50%		10.28%	11/1/2028	4,728	4,611	4,681	0.39
CPI Holdco, LLC	(4) (5) (6)	S +	5.50%		10.28%	10/30/2026	5,108	(103)	(51)	—
Gateway US Holdings, Inc.	(4) (5) (7)	S +	4.75%		9.08%	9/22/2028	7,979	7,950	7,979	0.67
Gateway US Holdings, Inc.	(4) (5) (6)	S +	4.75%		9.08%	9/22/2028	325	(1)	—	—
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		9.08%	9/22/2028	416	415	416	0.04
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		9.08%	9/22/2028	1,833	1,827	1,833	0.15
Medvet Associates LLC	(4) (5) (7)	S +	4.75%		9.11%	6/25/2031	56,000	55,735	55,720	4.64
Medvet Associates LLC	(4) (5) (6)	S +	4.75%		9.11%	6/25/2031	14,000	—	(70)	(0.01)
Model N, Inc.	(4) (5)	S +	5.00%		9.33%	6/27/2031	28,247	28,113	28,106	2.34
Model N, Inc.	(4) (5) (6)	S +	5.00%		9.33%	6/27/2031	3,082	(14)	(15)	—
Model N, Inc.	(4) (5) (6)	S +	5.00%		9.33%	6/27/2031	5,779	—	(29)	—
Next Holdco, LLC	(4) (5) (7) (8)	S +	5.75%		10.27%	11/12/2030	11,887	11,782	11,887	0.99
Next Holdco, LLC	(4) (5) (6)	S +	5.75%		10.27%	11/12/2030	3,071	(39)	—	—
Next Holdco, LLC	(4) (5) (6)	S +	5.75%		10.27%	11/9/2029	1,153	(13)	—	—
PetVet Care Centers, LLC	(4) (5)	S +	6.00%		10.36%	11/15/2030	24,728	24,509	24,109	2.01
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		10.36%	11/15/2030	3,258	—	(81)	(0.01)
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		10.36%	11/15/2029	3,258	(25)	(81)	(0.01)
PPV Intermediate Holdings LLC	(4) (5) (6)	S +	5.75%		10.26%	8/31/2029	10,000	(46)	(25)	—
PPV Intermediate Holdings LLC	(4) (5) (7) (8)	S +	5.75%		10.26%	8/31/2029	40,846	40,337	40,846	3.40
PPV Intermediate Holdings LLC	(4) (5) (6)	S +	5.75%		10.26%	8/31/2029	2,732	(32)	—	—
PPV Intermediate Holdings LLC	(4) (5)	S +	6.00%		10.51%	8/31/2029	3,220	3,218	3,220	0.27
TecoStar Holdings, Inc.	(4) (5)	S +	8.50%	(4.50 % PIK)	13.18%	7/6/2029	16,732	16,381	16,732	1.39
								311,682	313,292	26.09
High Tech
Bottomline Technologies Inc.	(4) (5) (7) (8)	S +	5.25%		9.61%	5/14/2029	11,407	11,131	11,407	0.95
Bottomline Technologies Inc.	(4) (5) (6)	S +	5.25%		9.61%	5/15/2028	972	(21)	—	—

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Bottomline Technologies Inc.	(4) (5) (7) (8)	S +	5.75%		10.11%	5/14/2029	2,099	2,078	2,099	0.18
CentralSquare Technologies, LLC	(4) (5) (6)	S +	5.75%		10.63%	4/12/2030	1,929	(21)	(10)	—
CentralSquare Technologies, LLC	(4) (5)	S +	6.25%	(3.38 % PIK)	10.63%	4/12/2030	17,345	17,154	17,258	1.44
Community Brands ParentCo, LLC	(4) (5) (6)	S +	5.25%		9.61%	7/1/2031	4,049	(19)	—	—
Community Brands ParentCo, LLC	(4) (5) (6)	S +	5.25%		9.61%	7/1/2031	1,579	(15)	—	—
Community Brands ParentCo, LLC	(4) (5) (7) (8)	S +	5.25%		9.61%	7/1/2031	14,336	14,198	14,336	1.19
CSAT Solutions Holding LLC	(4) (5)	S +	8.25%		12.84%	6/30/2028	8,504	8,437	8,419	0.70
CSAT Solutions Holding LLC	(4) (5) (6)	S +	8.25%		12.71%	6/30/2028	1,159	300	297	0.02
Diligent Corporation	(4) (5) (7)	S +	5.00%		10.09%	8/2/2030	38,948	38,679	38,850	3.24
Diligent Corporation	(4) (5) (6)	S +	5.00%		10.09%	8/2/2030	4,848	(33)	(12)	—
Diligent Corporation	(4) (5) (7)	S +	5.00%		10.09%	8/2/2030	6,677	6,631	6,660	0.55
Diligent Corporation	(4) (5) (6)	S +	5.00%		10.09%	8/2/2030	2,565	(17)	(6)	—
Drive Centric Holdings, LLC	(4) (5) (6)	S +	4.75%		9.27%	8/15/2031	4,118	(20)	(10)	—
Drive Centric Holdings, LLC	(4) (5)	S +	4.75%		9.27%	8/15/2031	30,884	30,735	30,806	2.57
Eagan Sub, Inc.	(4) (5) (6)	S +	5.25%		9.59%	6/1/2029	2,267	(25)	—	—
Eagan Sub, Inc.	(4) (5) (7)	S +	5.25%		9.59%	6/3/2030	11,192	11,051	11,192	0.93
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		9.59%	7/2/2031	3,946	1,543	1,540	0.13
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		9.59%	7/2/2031	1,578	(4)	(4)	—
Everbridge Holdings, LLC	(4) (5) (7)	S +	5.00%		9.59%	7/2/2031	15,783	15,745	15,744	1.31
Greenway Health, LLC	(4) (5) (7) (8)	S +	6.75%		11.08%	4/1/2029	12,148	11,943	12,270	1.02
GS AcquisitionCo, Inc.	(4) (5) (7) (8)	S +	5.25%		9.58%	5/25/2028	18,484	18,261	18,392	1.53
GS AcquisitionCo, Inc.	(4) (5) (6)	S +	5.25%		9.58%	5/25/2028	333	(4)	(2)	—
Kaseya, Inc.	(4) (5)	S +	5.50%		10.09%	6/25/2029	119	117	119	0.01
Kaseya, Inc.	(4) (5) (7) (8)	S +	5.50%		10.09%	6/25/2029	32,166	31,554	32,166	2.68
Kaseya, Inc.	(4) (5) (6)	S +	5.50%		10.09%	6/25/2029	1,804	340	375	0.03
Kaseya, Inc.	(4) (5) (6)	S +	5.50%		9.83%	6/25/2029	1,926	450	485	0.04
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%		9.96%	12/29/2028	1,571	1,537	1,552	0.13
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%		9.96%	12/29/2028	159	155	157	0.01
Ministry Brands Purchaser, LLC	(4) (5) (6)	S +	5.50%		9.96%	12/30/2027	155	(3)	(2)	—
MRI Software LLC	(4) (5) (6)	S +	4.75%		9.08%	2/10/2027	2,669	129	128	0.01
MRI Software LLC	(4) (5) (6)	S +	4.75%		9.08%	2/10/2027	2,936	280	258	0.02
MRI Software LLC	(4) (5) (7) (8)	S +	4.75%		9.08%	2/10/2027	10,656	10,547	10,576	0.88
MRI Software LLC	(4) (5) (7) (8)	S +	4.75%		9.08%	2/10/2027	34,302	34,140	34,045	2.84
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.50%		10.09%	2/3/2031	317	(3)	(1)	—
PDI TA Holdings, Inc.	(4) (5) (7) (8)	S +	5.50%		10.09%	2/3/2031	3,134	3,107	3,126	0.26
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.50%		10.00%	2/3/2031	734	404	408	0.03
Revalize, Inc.	(4) (5) (6)	S +	5.75%		10.50%	4/15/2027	306	216	209	0.02
Revalize, Inc.	(4) (5) (7) (8)	S +	5.75%		10.49%	4/15/2027	2,029	1,989	1,943	0.16

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Revalize, Inc.	(4) (5) (7) (8)	S +	5.75%		10.49%	4/15/2027		450	439	431	0.04
									273,105	275,201	22.92
Insurance
Alera Group Holdings, Inc.	(4) (5) (7) (8)	S +	5.25%		9.61%	10/2/2028		1,269	1,235	1,269	0.11
Alera Group Holdings, Inc.	(4) (5) (6) (8)	S +	5.75%		10.09%	10/2/2028		19,084	17,981	18,254	1.52
Alera Group Holdings, Inc.	(4) (5) (7) (8)	S +	5.25%		9.61%	10/2/2028		5,772	5,714	5,772	0.48
Alera Group Holdings, Inc.	(4) (5) (7) (8)	S +	5.25%		9.61%	10/2/2028		22,606	22,287	22,606	1.88
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%		9.51%	8/25/2028		146	(1)	(1)	—
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%		9.51%	8/25/2028		20	—	—	—
Integrity Marketing Acquisition, LLC	(4) (5)	S +	5.00%		9.51%	8/25/2028		11,769	11,703	11,710	0.97
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (6)	S +	5.50%		9.83%	11/1/2028		37,070	29,604	29,733	2.48
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7) (8)	S +	5.50%		9.83%	11/1/2028		1,254	1,234	1,254	0.10
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7) (8)	S +	5.50%		9.83%	11/1/2028		3,137	3,089	3,137	0.26
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7) (8)	S +	5.50%		10.59%	11/1/2028		11,152	10,983	11,152	0.93
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7) (8)	S +	5.50%		9.83%	11/1/2028		3,115	3,067	3,115	0.26
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (6)	S +	5.50%		10.59%	11/1/2027		532	(7)	—	—
RSC Acquisition, Inc.	(4) (5) (6)	S +	4.75%		9.34%	11/1/2029		26,731	(124)	(134)	(0.01)
RSC Acquisition, Inc.	(4) (5) (6)	S +	4.75%		9.34%	10/30/2029		3,500	(16)	(18)	—
RSC Acquisition, Inc.	(4) (5)	S +	4.75%		9.26%	11/1/2029		5,949	5,896	5,919	0.49
RSC Acquisition, Inc.	(4) (5)	S +	4.75%		9.08%	11/1/2029		10,774	10,774	10,721	0.89
RSC Acquisition, Inc.	(4) (5)	S +	4.75%		9.34%	11/1/2029		4,189	4,190	4,168	0.35
RSC Acquisition, Inc.	(4) (5)	S +	4.75%		9.34%	11/1/2029		674	674	671	0.06
RSC Acquisition, Inc.	(4) (5)	S +	4.75%		9.34%	11/1/2029		4,757	4,735	4,733	0.39
Shelf Bidco Ltd.	(4) (5) (9)	S +	5.00%		9.65%	12/31/2031		58,864	58,575	58,570	4.88
THG Acquisition, LLC	(4) (5)	S +	4.75%		9.11%	10/31/2031		14,988	14,915	14,913	1.24
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		9.11%	10/31/2031		3,341	—	(17)	—
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		9.11%	10/31/2031		1,671	116	116	0.01
									206,624	207,643	17.29
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V.	(4) (5) (9)	E +	5.75%		8.93%	5/1/2031	EUR	24,615	25,806	25,234	2.10
Circana Group, L.P.	(4) (5) (7)	S +	5.00%		9.59%	12/1/2028		23,316	22,906	23,083	1.92
Circana Group, L.P.	(4) (5) (6)	S +	5.00%		9.35%	12/1/2027		1,507	281	286	0.02
Iconic Purchaser Corporation	(4) (5) (7)	S +	6.00%	(4.50 % PIK)	10.61%	11/16/2028		10,821	10,421	9,306	0.78

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Iconic Purchaser Corporation	(4) (5) (6)	S +	5.50%		10.11%	11/15/2027		877	822	730	0.06
									60,236	58,639	4.88
Printing and Publishing
Recorded Books Inc.	(4) (5)	S +	5.75%		10.32%	9/3/2030		5,911	5,855	5,897	0.49
Recorded Books Inc.	(4) (5) (6)	S +	5.75%		10.26%	8/31/2028		1,557	(17)	(4)	—
Recorded Books Inc.	(4) (5) (7) (8)	S +	5.75%		10.26%	9/3/2030		19,050	18,785	19,003	1.58
									24,623	24,896	2.07
Retail Stores
D&D Buyer LLC	(4) (5)	S +	7.00%		11.43%	10/4/2028		18,237	18,018	18,237	1.52
D&D Buyer LLC	(4) (5) (6)	S +	7.00%		11.52%	10/4/2028		4,598	3,041	3,084	0.26
D&D Buyer LLC	(4) (5) (6)	S +	7.00%		11.43%	10/4/2028		1,974	767	790	0.07
Follett Corporation	(4) (5)	S +	7.00%	(3.00 % PIK)	11.46%	2/1/2027		10,173	10,140	9,206	0.77
New Look Vision Group, Inc.	(4) (5) (7) (8) (9)	C +	6.00%	(2.00 % PIK)	9.49%	5/26/2028	CAD	8,206	5,912	5,663	0.47
New Look Vision Group, Inc.	(4) (5) (6) (9)	C +	5.50%		9.03%	5/26/2026	CAD	1,125	267	236	0.02
New Look Vision Group, Inc.	(4) (5) (8) (9)	C +	5.50%		8.99%	5/26/2028	CAD	549	396	372	0.03
New Look Vision Group, Inc.	(4) (5) (7) (8) (9)	S +	5.50%		9.98%	5/26/2028		351	334	342	0.03
New Look Vision Group, Inc.	(4) (5) (7) (8) (9)	C +	5.50%		8.99%	5/26/2028	CAD	1,055	759	715	0.06
New Look Vision Group, Inc.	(4) (5) (9)	S +	6.00%	(2.00 % PIK)	10.48%	5/26/2028		40	38	39	—
TC Signature Holdings, LLC	(4) (5)	S +	6.50%		10.97%	5/4/2028		776	756	776	0.06
TC Signature Holdings, LLC	(4) (5)	S +	9.50%	(3.00 % PIK)	14.09%	5/4/2028		13,527	13,426	12,648	1.05
TC Signature Holdings, LLC	(4) (5) (6)	S +	9.50%	(3.00 % PIK)	14.09%	5/4/2028		1,552	(3)	(101)	(0.01)
									53,851	52,007	4.33
Services: Business
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.75%		9.11%	6/3/2030		3,424	(23)	—	—
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.75%		9.11%	6/3/2031		2,443	(4)	—	—
Baker Tilly Advisory Group, LP	(4) (5) (7)	S +	4.75%		9.11%	6/3/2031		16,192	16,079	16,192	1.35
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.75%		9.26%	9/8/2031		3,854	(18)	(38)	—
Eclipse Buyer Inc.	(4) (5)	S +	4.75%		9.26%	9/8/2031		22,738	22,519	22,511	1.87
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.75%		9.26%	9/6/2031		1,955	(19)	(20)	—
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.50%		10.12%	1/21/2030		1,431	(12)	—	—
FR Vision Holdings, Inc.	(4) (5) (6) (8)	S +	5.50%		10.12%	1/20/2031		5,711	2,384	2,405	0.20
FR Vision Holdings, Inc.	(4) (5)	S +	5.50%		10.12%	1/20/2031		17,612	17,453	17,612	1.47
GC Waves Holdings, Inc.	(4) (5) (7) (8)	S +	4.75%		9.21%	10/4/2030		14,493	14,296	14,348	1.19
GC Waves Holdings, Inc.	(4) (5) (6)	S +	4.75%		9.21%	10/4/2030		676	—	(7)	—
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		11.11%	4/19/2029		1,322	490	510	0.04
GI Apple Midco LLC	(4) (5) (7) (8)	S +	6.75%		11.11%	4/19/2030		8,559	8,415	8,644	0.72
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		11.11%	4/19/2030		1,887	178	225	0.02
IG Investment Holdings, LLC	(4) (5) (7)	S +	5.00%		9.57%	9/22/2028		29,302	29,190	29,302	2.44

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
IG Investment Holdings, LLC	(4) (6) (5)	S +	5.00%		9.57%	9/22/2028		698	(5)	—	—
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.74%	8/6/2031		3,668	(9)	(37)	—
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.74%	8/6/2031		1,467	(14)	(15)	—
Jensen Hughes Inc.	(4) (5)	S +	5.00%		9.74%	8/6/2031		13,009	12,884	12,879	1.07
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.74%	8/6/2031		856	—	(9)	—
JS Held, LLC	(4) (5) (6)	S +	5.50%		9.83%	6/1/2028		452	—	—	—
JS Held, LLC	(4) (5) (8)	S +	5.50%		9.83%	6/1/2028		12,597	12,597	12,597	1.05
PT Intermediate Holdings III, LLC	(4) (5) (6)	S +	5.00%	(1.75 % PIK)	9.33%	4/9/2030		836	(1)	(4)	—
PT Intermediate Holdings III, LLC	(4) (5) (7) (8)	S +	5.00%	(1.75 % PIK)	9.33%	4/9/2030		16,379	16,340	16,297	1.36
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		9.84%	4/1/2030		1,193	(8)	(6)	—
Rimkus Consulting Group Inc.	(4) (5) (8)	S +	5.25%		9.84%	4/1/2031		8,905	8,844	8,861	0.74
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		9.77%	4/1/2031		2,238	236	228	0.02
Speed Midco 3 S.a r.l.	(4) (5) (7) (9)	E +	4.95%		8.11%	6/5/2031	EUR	15,595	16,606	16,109	1.34
Speed Midco 3 S.a r.l.	(4) (5) (7) (9)	S +	4.95%		9.20%	6/5/2031		36,747	36,571	36,655	3.05
Speed Midco 3 S.a r.l.	(4) (5) (7) (9)	SN +	4.95%		9.90%	6/5/2031	GBP	2,498	3,140	3,121	0.26
STV Group, Inc.	(4) (5) (6)	S +	5.00%		9.36%	3/20/2031		3,256	(5)	(16)	—
STV Group, Inc.	(4) (5) (8)	S +	5.00%		9.36%	3/20/2031		11,310	11,206	11,253	0.94
STV Group, Inc.	(4) (5) (6)	P +	5.00%		11.50%	3/20/2030		2,279	305	314	0.03
USIC Holdings Inc.	(4) (5)	S +	5.50%		10.09%	9/10/2031		42,150	41,946	41,939	3.49
USIC Holdings Inc.	(4) (5) (6)	S +	5.25%		9.84%	9/10/2031		5,365	1,200	1,199	0.10
USIC Holdings Inc.	(4) (5) (6)	S +	5.50%		10.09%	9/10/2031		2,550	164	152	0.01
Ya Intermediate Holdings II, LLC	(4) (6) (5)	S +	5.00%		9.59%	10/1/2031		6,111	(29)	(61)	(0.01)
Ya Intermediate Holdings II, LLC	(4) (6) (5)	P +	4.00%		11.50%	10/1/2031		2,933	118	117	0.01
Ya Intermediate Holdings II, LLC	(4) (5)	S +	5.00%		9.59%	10/1/2031		14,667	14,524	14,520	1.21
									287,538	287,777	23.97
Services: Consumer
Bradyifs Holdings, LLC	(4) (5) (7) (8)	S +	5.00%		9.52%	10/31/2029		31,220	30,952	31,220	2.60
Bradyifs Holdings, LLC	(4) (5) (6)	S +	5.00%		9.40%	10/31/2029		919	192	198	0.02
Denali Midco 2 LLC	(4) (5)	S +	5.25%		9.61%	12/22/2028		421	419	421	0.03
Denali Midco 2 LLC	(4) (5)	S +	5.25%		9.61%	12/22/2028		1,436	1,427	1,436	0.12
Denali Midco 2 LLC	(4) (5)	S +	5.25%		9.61%	12/22/2028		1,697	1,688	1,697	0.14
Denali Midco 2 LLC	(4) (5)	S +	5.25%		9.61%	12/22/2028		6,301	6,266	6,301	0.52
Denali Midco 2 LLC	(4) (5)	S +	5.25%		9.61%	12/22/2028		1,962	1,951	1,962	0.16
Denali Midco 2 LLC	(4) (5)	S +	5.25%		9.61%	12/22/2028		842	838	842	0.07
Denali Midco 2 LLC	(4) (5) (6)	S +	5.25%		9.59%	12/22/2027		9,833	2,375	2,466	0.20
The Kleinfelder Group, Inc.	(4) (5) (7)	S +	5.00%		9.35%	11/28/2025		14,670	14,606	14,670	1.22
The Kleinfelder Group, Inc.	(4) (5) (6)	P +	5.00%		11.50%	8/4/2028		1,938	412	426	0.04

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%		9.35%	9/1/2030		2,907	—	—	—
Nuevoco2, LLC	(4) (5)	S +	6.00%		10.46%	6/1/2029		99	98	98	0.01
Nuevoco2, LLC	(4) (5) (7) (8)	S +	6.00%		10.46%	6/1/2029		14,828	14,698	14,717	1.23
Nuevoco2, LLC	(4) (5)	S +	6.00%		10.46%	6/1/2029		7,452	7,388	7,396	0.62
									83,310	83,850	6.98
Technology & Electronics
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		9.11%	10/30/2028		17,773	7,175	7,185	0.60
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		9.11%	10/30/2028		890	(7)	(2)	—
Granicus, Inc.	(4) (5) (6)	S +	5.25%	(2.25 % PIK)	9.84%	1/17/2031		4,469	—	(23)	—
Granicus, Inc.	(4) (5) (6)	S +	5.25%		10.34%	1/17/2031		702	(3)	—	—
Granicus, Inc.	(4) (5)	S +	5.75%	(2.25 % PIK)	10.34%	1/17/2031		5,018	4,996	5,018	0.42
Granicus, Inc.	(4) (5)	S +	5.75%	(2.25 % PIK)	9.84%	1/17/2031		12,320	12,320	12,258	1.02
									24,481	24,436	2.04

Total First Lien Debt									$1,954,192	$1,958,306	163.10%

Second Lien Debt
Aerospace and Defense
Peraton Corp.	(4) (7)	S +	8.00%		12.61%	2/1/2029		6,500	6,481	5,327	0.44
Peraton Corp.	(4) (7)	S +	7.75%		12.36%	2/1/2029		17,093	16,914	13,991	1.17
									23,395	19,318	1.61
Banking
Orion Advisor Solutions, Inc.	(4) (5)	S +	7.50%		12.09%	9/24/2028		5,613	5,496	5,585	0.47
									5,496	5,585	0.47
Capital Equipment
Infinite Bidco LLC	(4) (7)	S +	7.00%		11.85%	3/2/2029		5,820	5,097	5,216	0.44
									5,097	5,216	0.44
Containers, Packaging and Glass
Berlin Packaging LLC	(4) (5)	E +	7.25%		9.93%	12/8/2029	EUR	2,176	2,291	2,219	0.19
Berlin Packaging LLC	(4) (5)	S +	6.75%		11.60%	12/9/2029		170	167	167	0.01
Berlin Packaging LLC	(4) (5)	E +	7.25%		12.00%	12/28/2029	EUR	369	389	377	0.03
									2,847	2,763	0.23
Healthcare, Education and Childcare
Bella Holding Company, LLC	(4) (5) (7)	S +	7.00%		11.46%	5/10/2029		5,544	5,415	5,544	0.46
									5,415	5,544	0.46
High Tech
Escape Velocity Holdings, Inc.	(4) (5) (7)	S +	7.50%		12.42%	10/8/2029		934	891	929	0.08

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Gainwell Acquisition Corp.	(4) (5) (7)	S +	8.00%	12.69%	10/2/2028	1,260	1,231	1,197	0.10
Maverick Bidco Inc.	(4) (5) (7)	S +	6.75%	11.49%	5/18/2029	460	440	449	0.04
OceanKey (U.S.) II Corp.	(4) (5) (7)	S +	6.75%	11.21%	12/17/2029	2,240	2,109	2,229	0.18
Polaris Newco LLC	(4) (5) (7)	S +	9.00%	13.61%	6/4/2029	29,935	29,033	29,935	2.49

							33,704	34,739	2.89
Services: Business
Vision Solutions, Inc.	(4)	S +	7.25%	12.10%	4/23/2029	11,400	10,541	11,031	0.92

							10,541	11,031	0.92
Services: Consumer
All My Sons Moving and Storage of Kansas LLC	(4) (5) (7)	S +	7.75%	12.22%	10/25/2029	1,740	1,689	1,727	0.14
							1,689	1,727	0.14
Telecommunications
Vertical Bridge, LLC	(4)			8.87%	5/15/2024	2,900	2,900	3,022	0.25
							2,900	3,022	0.25

Total Second Lien Debt							$91,084	$88,945	7.41%

Preferred Equity
Services: Business
Eclipse Buyer Inc.	(5)			12.50%		6,302	6,181	6,176	0.51
							6,181	6,176	0.51

Total Preferred Equity							$6,181	$6,176	0.51%

Total Investments—non-controlled/non-affiliated							$2,051,457	$2,053,427	171.02%
Total Portfolio Investments							$2,051,457	$2,053,427	171.02%

(1)Unless otherwise indicated, issuers of debt investments held by the Company (which such term “Company” shall include the Company’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR including SOFR adjustment, if any, (“S”), SONIA ("SN"), CDOR (“C”), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option which generally resets periodically. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. For each such loan, the Company has provided the interest rate in effect on the date presented.

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

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
123Dentist Inc.	2024 CAD Incremental Delayed Draw Term Loan	08/09/2031	$3,361	$(898)
AI Titan Parent Inc.	Delayed Draw Term Loan	08/29/2031	5,726	(29)
AI Titan Parent Inc.	Revolver	08/29/2031	3,579	(18)
Alera Group Holdings, Inc.	2023 Delayed Draw Term Loan	10/02/2028	1,021	10
Antylia Scientific	Revolver	10/30/2026	244	(2)
Associations, Inc.	2024 2nd Amendment Revolver	07/03/2028	387	—
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	07/03/2028	806	—
Baker Tilly Advisory Group, LP	Delayed Draw Term Loan	06/03/2031	2,443	—
Baker Tilly Advisory Group, LP	Revolver	06/03/2030	3,424	—
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/07/2030	315	(2)
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	1,075	—
Beacon Pointe Advisors, LLC	2024 Delayed Draw Term Loan	12/29/2028	7,825	—
Bottomline Technologies Inc.	Revolver	05/15/2028	972	—
Bradyifs Holdings, LLC	2024 Delayed Draw Term Loan	10/31/2029	721	—
Broadcast Music, Inc.	Revolver	02/08/2030	1,892	—
CentralSquare Technologies, LLC	2024 Revolver	04/12/2030	1,929	(10)
Chase Intermediate, LLC	2023 Delayed Draw Term Loan	10/30/2028	10,543	(26)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	890	(2)
Circana Group, L.P.	2024 Revolver	12/01/2027	1,206	(12)
CNSI Holdings, LLC	2024 Delayed Draw Term Loan	12/17/2029	26,443	(66)
CNSI Holdings, LLC	Revolver	12/17/2029	2,679	(7)
Coding Solutions Acquistion Inc.	2024 Delayed Draw Term Loan	08/07/2031	1,588	(8)
Coding Solutions Acquistion Inc.	2024 Revolver	08/07/2031	124	(1)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	07/01/2031	4,049	—
Community Brands ParentCo, LLC	Revolver	07/01/2031	1,579	—
CPI Holdco, LLC	2021 Revolver	10/30/2026	5,108	(51)
CPI Holdco, LLC	2024 2nd Amendment Delayed Draw Term Loan	11/01/2026	4,233	(42)
CSAT Solutions Holding LLC	Revolver	06/30/2028	850	(8)
D&D Buyer LLC	Delayed Draw Term Loan	10/04/2028	1,513	—
D&D Buyer LLC	Revolver	10/04/2028	1,184	—

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Denali Midco 2 LLC	2023 Incremental Delayed Draw Term Loan 5	12/22/2027	7,367	—
Diligent Corporation	2024 Delayed Draw Term Loan	08/02/2030	4,848	(12)
Diligent Corporation	2024 Revolver	08/02/2030	2,565	(6)
Drive Centric Holdings, LLC	Revolver	08/15/2031	4,118	(10)
Eagan Sub, Inc.	2023 Revolver	06/01/2029	2,267	—
Eclipse Buyer Inc.	2024 Delayed Draw Term Loan	09/08/2031	3,854	(39)
Eclipse Buyer Inc.	2024 Revolver	09/06/2031	1,955	(20)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2031	2,395	(6)
Everbridge Holdings, LLC	Revolver	07/02/2031	1,578	(4)
Evergreen IX Borrower 2023 LLC	Revolver	10/01/2029	877	—
Farsound Aviation Limited	2024 Delayed Draw Term Loan	09/05/2031	3,105	—
FloWorks International	2024 Delayed Draw Term Loan	11/26/2031	1,889	(9)
FR Vision Holdings, Inc.	Delayed Draw Term Loan	01/20/2031	3,306	—
FR Vision Holdings, Inc.	Revolver	01/21/2030	1,431	—
Gateway US Holdings, Inc.	Revolver	09/22/2028	325	—
GC Waves Holdings, Inc.	Revolver	08/13/2026	676	(7)
GI Apple Midco LLC	Delayed Draw Term Loan	04/19/2030	1,681	17
GI Apple Midco LLC	Revolver	04/19/2029	812	—
Granicus, Inc.	2024 7th Amendment Delayed Draw Term Loan	01/17/2031	4,469	(22)
Granicus, Inc.	2024 Revolver	01/17/2031	702	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	333	(2)
Iconic Purchaser Corporation	Revolver	11/15/2027	25	(3)
IEM New Sub 2, LLC	Delayed Draw Term Loan	08/08/2030	8,558	(43)
IG Investment Holdings, LLC	2024 Refinancing Revolver	09/22/2028	698	—
Integrity Marketing Acquisition, LLC	2024 15th Amendment Delayed Draw Term Loan	08/25/2028	146	(1)
Integrity Marketing Acquisition, LLC	2024 15th Amendment Incremental Revolver	08/25/2028	20	—
Jensen Hughes Inc.	2024 1st Lien Delayed Draw Term Loan	08/06/2031	856	(9)
Jensen Hughes Inc.	2024 Delayed Draw Term Loan	08/06/2031	3,668	(37)
Jensen Hughes Inc.	2024 Revolver	08/06/2031	1,467	(15)
JS Held, LLC	2019 Revolver	12/01/2026	452	—
Kaseya, Inc.	2022 Delayed Draw Term Loan	06/25/2029	1,429	—
Kaseya, Inc.	2022 Revolver	06/25/2029	1,441	—
The Kleinfelder Group, Inc.	2023 Delayed Draw Term Loan	09/01/2030	2,907	—
The Kleinfelder Group, Inc.	Revolver	08/04/2028	1,511	—
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	3,636	—
Mantech International CP	2024 Delayed Draw Term Loan	09/14/2029	4,137	—
Mantech International CP	2024 Revolver Tranche A	09/14/2028	3,238	—
Medvet Associates LLC	Delayed Draw Term Loan	06/25/2031	14,000	(70)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Ministry Brands Purchaser, LLC	Revolver	12/30/2027	155	(2)
Model N, Inc.	2024 Delayed Draw Term Loan	06/27/2031	5,779	(29)
Model N, Inc.	2024 Revolver	06/27/2031	3,082	(15)
MRI Software LLC	2020 Revolver	02/10/2027	2,521	(19)
MRI Software LLC	2024 Delayed Draw Term Loan 6	02/10/2027	2,656	(20)
NCWS Intermediate, Inc.	2024 Revolver	12/31/2029	5,996	(210)
NCWS Intermediate, Inc.	2024 Delayed Draw Term Loan	12/31/2029	3,720	(130)
New Look Vision Group, Inc.	CAD Revolver	05/26/2026	556	(164)
Next Holdco, LLC	Delayed Draw Term Loan	11/12/2030	3,071	—
Next Holdco, LLC	Revolver	11/09/2029	1,153	—
NRO Holdings III Corp.	Delayed Draw Term Loan	07/15/2031	8,673	(87)
NRO Holdings III Corp.	Revolver	07/15/2030	4,003	(40)
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	1,309	—
Ohio Transmission Corporation	2023 Revolver	12/19/2029	1,017	—
PDI TA Holdings, Inc.	2024 Delayed Draw Term Loan	02/03/2031	324	(1)
PDI TA Holdings, Inc.	2024 Revolver	02/03/2031	317	(1)
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/01/2027	532	—
Peter C. Foy & Associates Insurance Services, LLC	2024 Delayed Draw Term Loan E	11/01/2028	7,338	—
PetVet Care Centers, LLC	2023 Delayed Draw Term Loan	11/15/2030	3,258	(81)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	3,258	(81)
Poly-Wood, LLC	Delayed Draw Term Loan	03/20/2030	3,144	—
Poly-Wood, LLC	Revolver	03/20/2030	3,144	—
PPV Intermediate Holdings LLC	2024 2nd Amendment Delayed Draw Term Loan	08/31/2029	10,000	(25)
PPV Intermediate Holdings LLC	Revolver	08/31/2029	2,732	—
PT Intermediate Holdings III, LLC	2024 Delayed Draw Term Loan	04/09/2030	836	(4)
Recorded Books Inc.	2023 Revolver	08/31/2028	1,557	(4)
Revalize, Inc.	Revolver	04/15/2027	84	(4)
Rimkus Consulting Group Inc.	Delayed Draw Term Loan	04/01/2031	1,999	(10)
Rimkus Consulting Group Inc.	Revolver	04/01/2030	1,193	(6)
Rock Star Mergersub, LLC	Delayed Draw Term Loan	12/15/2031	4,945	(25)
Rock Star Mergersub, LLC	Revolver	12/15/2031	1,855	(9)
RSC Acquisition, Inc.	2024 Delayed Draw Term Loan	11/01/2029	26,730	(134)
RSC Acquisition, Inc.	2024 Revolver	10/30/2029	3,500	(18)
Shelby Automotive Holdings Corp.	2024 Tranche 3 Delayed Draw Term Loan	06/29/2028	13,531	—

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	1,564	—
STS Aviation Group	Delayed Draw Term Loan	10/08/2031	1,100	(6)
STS Aviation Group	Revolver	10/08/2030	237	(1)
STV Group, Inc.	2024 Delayed Draw Term Loan	03/20/2031	3,256	(16)
STV Group, Inc.	2024 Revolver	03/20/2030	1,953	(10)
TC Signature Holdings, LLC	Delayed Draw Term Loan	05/04/2028	1,552	(101)
THG Acquisition, LLC	2024 Delayed Draw Term Loan	10/31/2031	3,341	(17)
THG Acquisition, LLC	2024 Revolver	10/31/2031	1,547	(8)
Truck-Lite Co., LLC	2024 Delayed Draw Term Loan	02/13/2031	4,187	—
Truck-Lite Co., LLC	2024 Revolver	02/13/2030	4,187	—
USIC Holdings Inc.	2024 Revolver	09/10/2031	4,138	(21)
USIC Holdings Inc.	2024 Specified Delayed Draw Term Loan	09/10/2031	2,386	(12)
Ya Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/01/2031	6,111	(61)
Ya Intermediate Holdings II, LLC	Revolver	10/01/2031	2,787	(28)
			$368,765	$(2,870)
(7)Assets or a portion thereof are pledged as collateral under the Company's various revolving credit facilities and debt securitizations and, as such, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the obligations under each of the respective facilities and debt securitizations. See Note 6 “Debt”.
(8)Position or portion thereof unsettled as of December 31, 2024.
(9)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets totaled 7.7% of the Company’s total assets.
(10) As of December 31, 2024, the estimated net unrealized loss for federal tax purposes was $3.1 million based on an estimated tax basis of $2,057.2 million. As of December 31, 2024, the estimated aggregate gross unrealized loss for federal income tax purposes was $19.6 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $16.5 million.

ADDITIONAL INFORMATION
Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 10,934	Canadian Dollar 15,600	3/20/2025	$73
State Street Bank & Trust Company	U.S. Dollar 45,639	Euro 43,300	3/20/2025	670
State Street Bank & Trust Company	U.S. Dollar 3,300	Great Britain Pound 2,600	3/20/2025	47
				$790

T. Rowe Price OHA Select Private Credit Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments-non-controlled/ non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets

Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC (4) (5)	S +	6.00%		11.35%	9/30/2030		$7,943	$7,827	$7,943	1.13%
Evergreen IX Borrower 2023 LLC (4) (5) (6)	S +	6.00%		11.35%	10/1/2029		877	(13)	—	—
Mantech International CP (4) (5) (7)	S +	5.00%		11.13%	9/14/2029		19,375	18,888	19,375	2.75
Mantech International CP (4) (5) (6)	S +	5.00%		11.16%	9/14/2029		4,776	1,577	1,695	0.24
Mantech International CP (4) (5) (6)	S +	5.00%		11.13%	9/14/2028		2,411	(58)	—	—
Sequa Corporation (4) (5) (6)	S +	7.00%		12.36%	11/23/2027		2,558	(30)	—	—
Sequa Corporation (4) (5) (7)	S +	7.00%		12.37%	11/23/2028		25,155	24,831	25,407	3.60
								53,022	54,420	7.72
Automobile
Mammoth Holdings, LLC (4) (5) (6)	S +	5.00%		11.10%	11/15/2029		3,636	(36)	—	—
Mammoth Holdings, LLC (4) (5)	S +	5.00%		11.10%	11/15/2030		29,091	28,804	29,091	4.13
Mammoth Holdings, LLC (4) (5) (6)	S +	5.00%		11.10%	11/15/2030		7,273	—	—	—
NCWS Intermediate, Inc. (4) (5)	S +	6.00%		12.03%	12/29/2026		2,406	2,388	2,406	0.34
NCWS Intermediate, Inc. (4) (5) (7)	S +	6.00%		12.03%	12/29/2026		1,100	1,070	1,100	0.16
NCWS Intermediate, Inc. (4) (5) (7)	S +	6.00%		11.53%	12/29/2026		12,398	12,071	12,274	1.74
NCWS Intermediate, Inc. (4) (5) (7)	S +	6.00%		11.53%	12/29/2026		3,724	3,626	3,687	0.52
NCWS Intermediate, Inc. (4) (5)	S +	6.00%		11.53%	12/29/2026		344	341	340	0.05
Wesco Group LLC (4) (5)	C +	4.00%		11.28%	10/6/2028	CAD	33,399	24,062	24,823	3.52
Wesco Group LLC (4) (5)	S +	5.00%		11.23%	10/6/2028		798	782	782	0.11
Wesco Group LLC (4) (5) (6)	S +	5.00%		11.23%	10/7/2027		1,069	(11)	(11)	—
Wesco Group LLC (4) (5)	S +	5.00%		11.23%	10/16/2030		13,775	13,638	13,648	1.94
Wesco Group LLC (4) (5) (6)	S +	5.00%		11.23%	10/16/2028	CAD	356	(12)	—	—
								86,723	88,140	12.51
Broadcasting and Entertainment
Global Music Rights (4) (5) (6)	S +	5.00%		11.20%	8/27/2027		669	—	—	—
Global Music Rights (4) (5) (7)	S +	5.00%		10.95%	8/28/2028		7,378	7,378	7,378	1.05
								7,378	7,378	1.05
Buildings and Real Estate
Associations, Inc. (4) (5) (6)	S +	6.50%		12.14%	7/2/2027		378	130	134	0.02
Associations, Inc. (4) (5) (7)	S +	6.50%	(2.50% PIK)	12.13%	7/2/2027		582	577	582	0.08
Associations, Inc. (4) (5) (7)	S +	6.50%	(2.50% PIK)	12.12%	7/2/2027		964	956	964	0.14
Associations, Inc. (4) (5) (7)	S +	6.50%	(2.50% PIK)	12.15%	7/2/2027		964	958	964	0.14
Associations, Inc. (4) (5) (7)	S +	6.50%	(2.50% PIK)	12.08%	7/2/2027		463	461	463	0.06
Associations, Inc. (4) (5) (7)	S +	6.50%	(2.50% PIK)	12.11%	7/2/2027		3,388	3,376	3,388	0.48
Associations, Inc. (4) (5)	S +	6.50%	(2.50% PIK)	12.16%	7/2/2027		20,988	20,979	20,988	2.98
								27,437	27,483	3.90
Capital Equipment
Helix Acquisition Holdings, Inc. (4) (5) (7)	S +	7.00%		12.45%	3/31/2030		12,391	12,157	12,639	1.79
Ohio Transmission Corporation (4) (5) (6)	S +	5.00%		10.86%	12/19/2028		1,356	(14)	(14)	—
Ohio Transmission Corporation (4) (5) (6)	S +	5.00%		10.86%	12/19/2030		2,035	(20)	(20)	—
Ohio Transmission Corporation (4) (5)	S +	5.00%		10.86%	12/19/2030		10,309	10,206	10,206	1.45
Texas Hydraulics Holdings, Inc. (4) (5)	S +	6.00%		11.96%	12/22/2026		4,935	4,935	4,935	0.70

Investments-non-controlled/ non-affiliated (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
						27,264	27,746	3.94
Cargo Transport
LaserShip, Inc. (4) (5)	S +	7.00%	12.47%	9/29/2027	26,700	25,928	26,433	3.75
						25,928	26,433	3.75
Chemicals, Plastics and Rubber
BCPE HIPH Parent, Inc. (4) (5) (6)	S +	5.00%	11.11%	10/7/2030	2,143	1,451	1,490	0.21
BCPE HIPH Parent, Inc. (4) (5)	S +	5.00%	11.11%	10/7/2030	6,287	6,195	6,256	0.89
Meridian Adhesives Group, Inc. (4) (5) (7)	S +	7.00%	12.36%	9/3/2029	15,674	15,192	15,830	2.25
Meridian Adhesives Group, Inc. (4) (5) (6)	S +	7.00%	12.36%	9/3/2029	2,145	1,317	1,404	0.20
Peaches Acquisition Corporation (4) (5)	S +	7.00%	12.61%	8/1/2028	9,935	9,839	9,835	1.39
						33,994	34,815	4.94
Construction & Building
Groundworks, LLC (4) (5) (7)	S +	6.00%	11.90%	3/14/2030	5,751	5,633	5,751	0.82
Groundworks, LLC (4) (5) (6)	S +	6.00%	11.86%	3/14/2030	408	131	139	0.02
Groundworks, LLC (4) (5) (6)	S +	6.00%	11.90%	3/14/2029	306	(6)	—	—
						5,758	5,890	0.84
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc. (4) (5) (7)	S +	6.00%	11.75%	6/23/2028	16,547	16,191	16,382	2.33
Marcone Yellowstone Buyer, Inc. (4) (5) (7)	S +	6.00%	11.75%	6/23/2028	5,498	5,380	5,443	0.77
Marcone Yellowstone Buyer, Inc. (4) (5)	S +	6.00%	11.75%	6/23/2028	4,312	4,244	4,269	0.61
Marcone Yellowstone Buyer, Inc. (4) (5)	S +	6.00%	11.75%	6/23/2028	7,649	7,568	7,573	1.07
						33,383	33,667	4.78
Containers, Packaging and Glass
PPC Flexible Packaging (4) (5) (7)	S +	6.00%	12.25%	9/30/2028	4,059	3,984	4,039	0.57
						3,984	4,039	0.57
Finance
Beacon Pointe Advisors, LLC (4) (5) (7)	S +	5.00%	10.86%	12/29/2028	10,211	9,993	10,211	1.45
Beacon Pointe Advisors, LLC (4) (5)	S +	5.00%	10.86%	12/29/2028	4,004	3,919	4,004	0.57
Beacon Pointe Advisors, LLC (4) (5) (6)	S +	5.00%	10.86%	12/29/2027	1,075	(22)	—	—
Beacon Pointe Advisors, LLC (4) (5) (6)	S +	5.00%	10.86%	12/29/2028	1,322	316	324	0.04
Spectrum Automotive Holdings, Corp. (4) (5) (7)	S +	5.00%	11.22%	6/29/2028	19,318	18,790	19,076	2.71
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S +	5.00%	11.22%	6/29/2028	5,320	4,282	4,361	0.62
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S +	5.00%	11.22%	6/29/2027	727	(19)	(9)	—
						37,259	37,967	5.39
Healthcare, Education and Childcare
Antylia Scientific (4) (5) (7)	L +	5.00%	11.15%	11/1/2028	2,267	2,228	2,205	0.31
Antylia Scientific (4) (5)	S +	5.00%	11.15%	11/1/2028	217	213	211	0.03
Antylia Scientific (4) (5) (6)	S +	5.00%	11.15%	10/30/2026	244	(4)	(7)	—
CNSI Holdings, LLC (4) (5) (7)	S +	6.00%	11.71%	12/15/2028	12,320	12,090	12,320	1.75
CNSI Holdings, LLC (4) (5) (7)	S +	6.00%	11.85%	12/15/2028	13,051	12,863	13,051	1.85
CNSI Holdings, LLC (4) (5) (6)	S +	6.00%	11.85%	12/17/2027	2,999	1,054	1,099	0.16
Color Intermediate, LLC (4) (5) (7)	S +	5.00%	10.95%	10/4/2029	5,731	5,542	5,674	0.80
CPI Holdco, LLC (4) (5) (7)	S +	5.00%	11.15%	11/1/2028	19,536	18,765	18,998	2.70
CPI Holdco, LLC (4) (5)	S +	5.00%	11.15%	11/1/2028	1,962	1,885	1,908	0.27
CPI Holdco, LLC (4) (5) (6)	S +	5.00%	11.15%	10/30/2026	2,104	(76)	(58)	(0.01)
Next Holdco, LLC (4) (5)	S +	6.00%	11.37%	11/12/2030	11,977	11,858	11,977	1.70
Next Holdco, LLC (4) (5) (6)	S +	6.00%	11.37%	11/12/2030	3,071	(45)	—	—
Next Holdco, LLC (4) (5) (6)	S +	6.00%	11.37%	11/9/2029	1,153	(17)	—	—
PetVet Care Centers, LLC (4) (5)	S +	6.00%	11.36%	11/15/2030	24,977	24,731	24,852	3.53

Investments-non-controlled/ non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
PetVet Care Centers, LLC (4) (5) (6)	S +	6.00%		11.36%	11/15/2030	3,258	—	(16)	—
PetVet Care Centers, LLC (4) (5) (6)	S +	6.00%		11.36%	11/15/2029	3,258	(32)	(16)	—
PPV Intermediate Holdings LLC (4) (5) (6)	S +	6.00%		11.14%	8/31/2029	3,229	(2)	—	—
PPV Intermediate Holdings LLC (4) (5) (7)	S +	5.00%		11.14%	8/31/2029	31,659	31,115	31,501	4.47
PPV Intermediate Holdings LLC (4) (5) (6)	S +	5.00%		11.14%	8/31/2029	2,124	(35)	(11)	—
TecoStar Holdings, Inc. (4) (5)	S +	8.50%	(4.50% PIK)	13.91%	7/6/2029	15,988	15,632	15,988	2.27
Touchstone Acquisition, Inc. (4) (5) (7)	S +	6.00%		11.48%	12/29/2028	7,457	7,289	7,308	1.04
							145,054	146,984	20.87
High Tech
Bottomline Technologies Inc. (4) (5)	S +	5.00%		11.11%	5/14/2029	1,094	1,073	1,094	0.16
Bottomline Technologies Inc. (4) (5) (7)	S +	5.00%		10.61%	5/14/2029	5,964	5,752	5,844	0.83
Bottomline Technologies Inc. (4) (5) (6)	S +	5.00%		10.61%	5/15/2028	503	(17)	(10)	—
Community Brands Parentco, LLC (4) (5)	S +	5.00%		10.96%	2/24/2028	1,045	1,019	1,027	0.15
Community Brands Parentco, LLC (4) (5) (6)	S +	5.00%		10.96%	2/24/2028	125	(3)	(2)	—
Community Brands Parentco, LLC (4) (5) (6)	S +	5.00%		10.96%	2/24/2028	63	(1)	(1)	—
CSAT Solutions Holding LLC (4) (5)	S +	7.00%		13.11%	6/30/2028	8,775	8,691	8,687	1.23
CSAT Solutions Holding LLC (4) (5) (6)	S +	7.00%		13.11%	6/30/2028	1,159	(11)	(12)	—
Diligent Corporation (4) (5) (7)	S +	5.00%		11.13%	8/4/2025	233	227	232	0.03
Diligent Corporation (4) (5) (7)	L +	5.00%		11.28%	8/4/2025	369	360	368	0.05
Diligent Corporation (4) (5) (7)	S +	6.00%		11.78%	8/4/2025	15,234	15,164	15,234	2.16
Diligent Corporation (4) (5) (6)	S +	6.00%		11.78%	8/4/2025	1,137	588	614	0.09
Diligent Corporation (4) (5) (7)	S +	5.00%		11.28%	8/4/2025	11,274	11,006	11,245	1.60
Diligent Corporation (4) (5) (7)	S +	5.00%		11.28%	8/4/2025	5,368	5,243	5,355	0.76
Drake Software, LLC (4) (5) (6)	S +	6.00%		11.85%	3/16/2026	1,788	358	358	0.05
Drake Software, LLC (4) (5) (7)	S +	6.00%		11.85%	3/16/2028	16,391	16,391	16,391	2.33
Eagan Sub, Inc. (4) (5) (6)	S +	7.00%		12.35%	6/1/2029	2,267	(31)	—	—
Eagan Sub, Inc. (4) (5) (7)	S +	7.00%		12.35%	6/3/2030	11,305	11,144	11,305	1.60
Greenway Health, LLC (4) (5)	S +	6.00%		11.93%	4/2/2029	12,240	11,996	11,995	1.70
GS AcquisitionCo, Inc. (4) (5) (7)	S +	5.00%		11.00%	5/22/2026	16,992	16,632	16,907	2.40
GS AcquisitionCo, Inc. (4) (5) (6)	S +	5.00%		11.00%	5/22/2026	315	(7)	(2)	—
Kaseya, Inc. (4) (5) (7)	S +	6.00%	(2.50% PIK)	11.33%	6/25/2029	31,920	31,200	31,920	4.53
Kaseya, Inc. (4) (5) (6)	S +	6.00%	(2.50% PIK)	11.33%	6/25/2029	1,922	75	118	0.02
Kaseya, Inc. (4) (5) (6)	S +	5.50%	(2.50% PIK)	10.84%	6/25/2029	1,926	442	485	0.07
Ministry Brands Purchaser, LLC (4) (5)	S +	5.00%		10.96%	12/29/2028	919	895	891	0.13
Ministry Brands Purchaser, LLC (4) (5)	S +	5.00%		10.96%	12/29/2028	93	90	90	0.01
Ministry Brands Purchaser, LLC (4) (5) (6)	S +	5.00%		10.96%	12/30/2027	90	38	38	0.01
MRI Software LLC (4) (5) (7)	S +	5.00%		10.95%	2/10/2026	10,767	10,566	10,579	1.50
MRI Software LLC (4) (5) (7)	S +	5.00%		10.95%	2/10/2027	14,923	14,762	14,661	2.08
MRI Software LLC (4) (5) (6)	S +	5.00%		10.95%	2/10/2027	1,864	(18)	(33)	—
MRI Software LLC (4) (5) (6)	S +	5.00%		10.95%	2/10/2027	18,636	(92)	(186)	(0.03)
Revalize, Inc. (4) (5) (7)	S +	5.00%		11.25%	4/15/2027	394	381	383	0.05
Revalize, Inc. (4) (5) (6)	S +	5.00%		11.20%	4/15/2027	262	59	58	0.01
Revalize, Inc. (4) (5) (7)	S +	5.00%		11.21%	4/15/2027	1,758	1,714	1,710	0.24
							165,686	167,343	23.76
Insurance
Alera Group Holdings, Inc. (4) (5) (7)	S +	6.00%		11.46%	10/2/2028	5,831	5,726	5,831	0.83
Alera Group Holdings, Inc. (4) (5) (7)	S +	6.00%		11.46%	10/2/2028	22,840	22,447	22,840	3.24
Alera Group Holdings, Inc. (4) (5) (7)	S +	6.00%		11.46%	10/2/2028	1,282	1,240	1,282	0.18

Investments-non-controlled/ non-affiliated (1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Alera Group Holdings, Inc. (4) (5) (6)	S +	6.00%		11.46%	10/2/2028		19,152	(90)	(96)	(0.01)
Galway Borrower, LLC (4) (5) (6) (7)	S +	5.00%		5.25%	9/30/2027		1,910	(32)	(10)	—
Galway Borrower, LLC (4) (5) (7) (8)	S +	5.00%		10.70%	9/29/2028		26,603	26,130	26,470	3.76
Higginbotham Insurance Agency, Inc. (4) (5) (7)	S +	5.00%		10.96%	11/24/2028		7,273	7,083	7,255	1.03
Higginbotham Insurance Agency, Inc. (4) (5) (6)	S +	5.00%		10.96%	11/24/2028		16,373	10,818	10,854	1.54
Integrity Marketing Acquisition, LLC (4) (5) (6)	S +	6.00%		11.51%	8/27/2026		20	—	—	—
Integrity Marketing Acquisition, LLC (4) (5) (6)	S +	6.00%		11.39%	8/27/2026		246	15	15	—
Integrity Marketing Acquisition, LLC (4) (5)	S +	6.00%		11.51%	8/27/2026		4,722	4,676	4,675	0.66
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (7)	S +	6.00%		11.47%	11/1/2028		1,266	1,243	1,254	0.18
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (7)	S +	6.00%		11.47%	11/1/2028		3,169	3,110	3,137	0.44
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (7)	S +	6.00%		11.47%	11/1/2028		11,267	11,061	11,154	1.58
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (7)	S +	6.00%		11.47%	11/1/2028		3,147	3,089	3,115	0.44
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (6)	S +	6.00%		11.47%	11/1/2027		532	(9)	(5)	—
RSC Acquisition, Inc. (4) (5) (6)	S +	6.00%		11.35%	11/1/2029		5,250	265	334	0.05
RSC Acquisition, Inc. (4) (5)	S +	6.00%		11.39%	11/1/2029		750	740	750	0.11
								97,512	98,855	14.03

Media: Diversified & Production
Circana Group, L.P. (4) (5)	S +	9.00%	(2.75% PIK)	11.61%	12/1/2028		9,474	9,314	9,474	1.35
Circana Group, L.P. (4) (5) (7)	S +	5.00%		11.21%	12/1/2028		13,837	13,506	13,699	1.94
Circana Group, L.P. (4) (5) (6)	S +	5.00%		11.11%	12/1/2027		1,507	244	256	0.04
Iconic Purchaser Corporation (4) (5) (7) (8)	S +	6.00%		11.46%	11/15/2028		10,376	9,896	9,754	1.38
Iconic Purchaser Corporation (4) (5) (6)	S +	5.00%		10.96%	11/15/2027		877	311	297	0.04
								33,271	33,480	4.75
Printing and Publishing
Recorded Books Inc. (4) (5) (6)	S +	6.00%		11.64%	8/31/2028		1,340	(22)	(7)	—
Recorded Books Inc. (4) (5)	S +	6.00%		11.64%	9/3/2030		16,560	16,279	16,477	2.34
								16,257	16,470	2.34

Retail Stores
D&D Buyer LLC (4) (5)	S +	7.00%		12.45%	10/4/2028		18,421	18,155	18,145	2.57
D&D Buyer LLC (4) (5) (6)	S +	7.00%		12.45%	10/4/2028		4,605	(55)	(69)	(0.01)
D&D Buyer LLC (4) (5) (6)	S +	7.00%		12.45%	10/4/2028		1,974	630	628	0.09
Follett Corporation (4) (5)	S +	7.00%		13.21%	2/1/2027		9,950	9,904	9,900	1.40
New Look Vision Group, Inc. (4) (5) (9)	S +	6.00%	(2.00% PIK)	11.94%	5/26/2028		39	37	38	0.01
New Look Vision Group, Inc. (4) (5) (7) (9)	S +	5.50%		11.00%	5/26/2028		355	334	337	0.05
New Look Vision Group, Inc. (4) (5) (7) (9)	C +	5.50%		10.93%	5/26/2028	CAD	1,065	759	768	0.11
New Look Vision Group, Inc. (4) (5) (7) (8) (9)	C +	4.00%	(2.00% PIK)	9.43%	5/26/2028	CAD	8,122	5,786	5,959	0.85
New Look Vision Group, Inc. (4) (5) (6) (9)	C +	5.50%		10.43%	5/26/2026	CAD	1,125	(14)	(40)	(0.01)
New Look Vision Group, Inc. (4) (5) (9)	C +	5.50%		10.93%	5/26/2028	CAD	555	395	400	0.06
TC Signature Holdings LLC (4) (5)	S +	8.00%	(1.00% PIK)	12.89%	5/4/2028		13,437	13,309	13,303	1.89
TC Signature Holdings LLC (4) (5) (6)	S +	8.00%	(1.00% PIK)	12.89%	3/31/2025		1,552	(13)	(16)	—

Investments-non-controlled/ non-affiliated (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
							49,227	49,353	7.01
Services: Business
GC Waves Holdings, Inc. (4) (5) (7)	S +	6.00%	11.46%	8/11/2028		8,136	7,909	8,095	1.15
GC Waves Holdings, Inc. (4) (5) (6)	S +	6.00%	11.46%	8/11/2028		1,500	109	129	0.02
GC Waves Holdings, Inc. (4) (5)	S +	6.00%	11.46%	8/11/2028		75	74	75	0.01
GI Apple Midco LLC (4) (5) (6)	S +	6.00%	12.11%	4/19/2029		1,322	712	737	0.10
GI Apple Midco LLC (4) (5) (7)	S +	6.00%	12.11%	4/19/2030		8,645	8,482	8,645	1.23
GI Apple Midco LLC (4) (5) (6)	S +	6.00%	12.11%	4/19/2030		1,889	175	208	0.03
IG Investment Holdings, LLC (4) (5) (6)	S +	6.00%	11.48%	9/22/2027		3,113	(41)	(8)	—
IG Investment Holdings, LLC (4) (5) (7)	S +	6.00%	11.48%	9/22/2028		31,149	30,690	31,071	4.41
PT Intermediate Holdings III, LLC (4) (5) (7)	S +	5.00%	11.47%	11/1/2028		8,476	8,239	8,433	1.20
PT Intermediate Holdings III, LLC (4) (5) (6)	S +	6.00%	11.85%	11/1/2028		345	(5)	—	—
PT Intermediate Holdings III, LLC (4) (5) (7)	S +	6.00%	11.85%	11/1/2028		839	827	839	0.12
PT Intermediate Holdings III, LLC (4) (5) (7)	S +	5.00%	11.47%	11/1/2028		2,577	2,505	2,564	0.36
Speed Midco 3 S.a r.l. (4) (5) (7) (9)	E +	6.00%	10.33%	5/16/2029	EUR	5,500	5,972	6,197	0.88
Transaction Services Group Ltd (4) (5) (7)	S +	5.00%	10.90%	10/14/2026		8,300	8,156	8,217	1.17
							73,804	75,202	10.68
Services: Consumer
Bradyifs Holdings, LLC (4) (5) (6)	S +	6.00%	11.37%	10/31/2029		3,219	789	789	0.11
Bradyifs Holdings, LLC (4) (5)	S +	6.00%	11.38%	10/31/2029		29,230	28,941	29,230	4.15
Bradyifs Holdings, LLC (4) (5) (6)	S +	6.00%	11.38%	10/31/2029		2,476	(24)	—	—
Crash Champions, LLC (4) (5) (7)	S +	7.00%	12.36%	8/1/2029		298	293	301	0.04
Crash Champions, LLC (4) (5) (7)	S +	7.00%	12.36%	8/1/2029		7,816	7,672	7,894	1.12
Crash Champions, LLC (4) (5) (6)	P +	5.00%	13.75%	8/1/2028		2,707	1,076	1,173	0.17
Crash Champions, LLC (4) (5) (7)	S +	7.00%	12.36%	8/1/2029		18,313	17,971	18,496	2.63
Denali Midco 2 LLC (4) (5)	S +	6.00%	11.96%	12/22/2027		495	491	499	0.07
Denali Midco 2 LLC (4) (5)	S +	6.00%	11.96%	12/22/2027		1,687	1,675	1,700	0.24
Denali Midco 2 LLC (4) (5)	S +	6.00%	11.96%	12/22/2027		1,995	1,981	2,010	0.29
Denali Midco 2 LLC (4) (5)	S +	6.00%	11.96%	12/22/2027		7,406	7,353	7,462	1.06
Denali Midco 2 LLC (4) (5) (6)	S +	6.00%	11.96%	12/22/2027		2,300	(16)	17	—
Denali Midco 2 LLC (4) (5) (6)	S +	5.00%	11.21%	12/22/2027		10,000	34	(67)	(0.01)
Denali Midco 2 LLC (4) (5)	S +	6.00%	11.96%	12/22/2027		990	983	997	0.14
The Kleinfelder Group, Inc. (4) (5) (7)	S +	6.00%	11.63%	11/28/2025		14,819	14,688	14,819	2.10
The Kleinfelder Group, Inc. (4) (5) (6)	S +	6.00%	11.63%	8/4/2028		1,938	(18)	—	—
The Kleinfelder Group, Inc. (4) (5) (6)	S +	6.00%	11.63%	9/1/2030		2,907	—	—	—
Nuevoco2, LLC (4) (5) (7)	S +	5.00%	11.21%	6/1/2029		14,979	14,826	14,979	2.13
Nuevoco2, LLC (4) (5) (6)	S +	5.00%	11.21%	6/1/2029		7,527	7,451	7,527	1.07
							106,166	107,826	15.31
Technology & Electronics
Chase Intermediate, LLC (4) (5) (6)	S +	5.00%	11.00%	10/30/2028		17,810	—	(178)	(0.03)
Chase Intermediate, LLC (4) (5) (6)	S +	5.00%	11.00%	10/30/2028		890	(8)	(9)	—
							(8)	(187)	(0.03)

Total First Lien Debt							$1,029,099	$1,043,304	148.11%

Second Lien Debt
Aerospace and Defense
Peraton Corp. (4) (5) (7)	S +	8.00%	13.47%	2/1/2029		2,300	2,257	2,282	0.32
Peraton Corp. (4) (7)	S +	7.00%	13.22%	2/1/2029		13,807	13,569	13,771	1.96

Investments-non-controlled/ non-affiliated (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
						15,826	16,053	2.28
Automobile
Fastlane Parent Company, Inc. (4) (7)	S +	8.00%	14.22%	12/21/2026	550	533	547	0.08
Wand NewCo 3, Inc. (4) (7)	S +	7.00%	12.71%	2/5/2027	1,625	1,605	1,628	0.23
						2,138	2,175	0.31
Banking
Orion Advisor Solutions, Inc. (4) (5) (7)	S +	8.00%	13.98%	9/24/2028	2,661	2,488	2,582	0.37
						2,488	2,582	0.37
Capital Equipment
Infinite Bidco LLC (4) (7)	S +	7.00%	12.64%	3/2/2029	820	707	701	0.10
						707	701	0.10
Containers, Packaging and Glass
Technimark Holdings LLC (4) (5) (7)	S +	6.00%	12.11%	7/9/2029	1,360	1,296	1,333	0.19
Technimark Holdings LLC (4) (5) (7)	S +	6.00%	12.22%	7/9/2029	240	229	235	0.03
						1,525	1,568	0.22
Healthcare, Education and Childcare
Bella Holding Company, LLC (4) (5) (7)	S +	7.00%	12.46%	5/10/2029	3,480	3,245	3,410	0.48
Electron BidCo Inc. (4) (5) (7)	S +	6.00%	12.22%	11/1/2029	5,062	4,942	4,986	0.71
Phoenix Guarantor Inc. (4) (5) (7)	S +	8.00%	13.97%	3/5/2027	2,080	1,976	2,080	0.30
Resonetics, LLC (4) (5) (7)	S +	7.00%	12.62%	4/28/2029	60	57	59	0.01
Resonetics, LLC (4) (5) (7)	S +	7.00%	12.62%	4/28/2029	220	211	218	0.03
Resonetics, LLC (4) (5) (7)	S +	7.00%	12.62%	4/28/2029	600	574	594	0.08
Southern Veterinary Partners, LLC (4)	S +	7.00%	13.21%	10/5/2028	6,700	6,474	6,699	0.95
						17,479	18,046	2.56
High Tech
Aptean, Inc. (4) (5) (7)	S +	7.00%	12.46%	4/23/2027	4,053	3,836	4,053	0.58
Escape Velocity Holdings, Inc. (4) (5) (7) (9)	S +	7.00%	13.09%	10/8/2029	1,300	1,232	1,271	0.18
Flexera Software LLC (4) (5) (7)	S +	7.00%	12.47%	3/3/2029	860	840	851	0.12
Gainwell Acquisition Corp. (4) (5) (7) (9)	S +	8.00%	13.43%	10/2/2028	1,260	1,225	1,222	0.17
Imprivata, Inc. (4) (5)	S +	6.00%	11.60%	12/1/2028	1,366	1,307	1,359	0.19
Maverick Bidco Inc. (4) (5) (7)	S +	6.00%	12.28%	5/18/2029	460	436	445	0.06
OceanKey (U.S.) II Corp. (4) (5) (7)	S +	6.00%	12.21%	12/17/2029	2,240	2,091	2,162	0.31
Polaris Newco LLC (4) (5) (7)	S +	9.00%	14.49%	6/4/2029	23,935	22,903	23,576	3.35
						33,870	34,939	4.96
Mining, Steel, Iron and Non-Precious Metals
Grinding Media Inc. (4) (5) (7)	L +	7.00%	13.18%	10/12/2029	2,420	2,237	2,323	0.33
						2,237	2,323	0.33
Services: Business
Transact Holdings, Inc. (4) (5) (7)	S +	8.00%	13.97%	4/30/2027	2,294	2,284	2,294	0.32
Vision Solutions, Inc. (4)	S +	7.00%	12.89%	4/23/2029	10,000	9,089	9,211	1.31
						11,373	11,505	1.63
Services: Consumer
All My Sons Moving and Storage of Kansas LLC (4) (5) (7)	S +	7.00%	13.36%	10/25/2029	1,740	1,683	1,701	0.24
ASP Dream Acquisition Co LLC (4) (5) (7)	S +	7.00%	13.21%	12/14/2029	13,549	13,301	13,515	1.92
						14,984	15,216	2.16

Total Second Lien Debt						$102,627	$105,108	14.92%

Investments-non-controlled/ non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Total Investments—non-controlled/non-affiliated					$1,131,726	$1,148,412	163.03%

Total Portfolio Investments					$1,131,726	$1,148,412	163.03%

(1)Unless otherwise indicated, issuers of debt investments held by the Company (which such term “Company” shall include the Company’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR including SOFR adjustment, if any, (“S”), which generally resets periodically. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates.
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

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Alera Group, Inc.	2023 Delayed Draw Term Loan	10/02/2028	$19,152	$(96)
Antylia Scientific	Revolver	10/30/2026	244	(7)
Associations, Inc.	2021 Revolver	07/02/2027	244	—
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/07/2030	643	(3)
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	1,075	—
Beacon Pointe Advisors, LLC	Delayed Draw Term Loan	12/29/2028	997	—
Bottomline Technologies Inc.	Revolver	05/15/2028	503	(10)
Bradyifs Holdings, LLC	2023 Delayed Draw Term Loan	10/31/2029	2,430	—
Bradyifs Holdings, LLC	2023 Revolver	10/31/2029	2,476	—
Chase Intermediate, LLC	2023 Delayed Draw Term Loan	10/30/2028	17,809	(178)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	890	(9)
Circana Group, L.P.	Revolver	12/01/2027	1,236	(12)
CNSI Holdings, LLC	Revolver	12/17/2027	1,899	—
Community Brands Parentco, LLC	Delayed Draw Term Loan	02/24/2028	125	(2)
Community Brands Parentco, LLC	Revolver	02/24/2028	63	(1)
CPI Holdco, LLC	2021 Revolver	10/30/2026	2,104	(58)
Crash Champions, LLC	2022 Revolver	08/01/2028	1,534	—
CSAT Solutions Holding LLC	Revolver	06/30/2028	1,159	(12)
D&D Buyer LLC	Revolver	10/04/2028	1,316	(20)
D&D Buyer LLC	Delayed Draw Term Loan	10/04/2028	4,605	(69)
Denali Midco 2 LLC	2022 Incremental Delayed Draw Term Loan	12/22/2027	2,300	17
Denali Midco 2 LLC	2023 Incremental Delayed Draw Term Loan 5	12/22/2027	9,867	(197)
Diligent Corporation	2016 Revolver	08/04/2025	523	—
Drake Software, LLC	Revolver	03/16/2026	1,431	—
Eagan Sub, Inc.	2023 Revolver	06/01/2029	2,267	—
Evergreen IX Borrower 2023 LLC	Revolver	10/01/2029	876	—
Galway Borrower, LLC	Revolver	09/30/2027	1,910	(10)
GC Waves Holdings, Inc.	2023 Delayed Draw Term Loan	08/11/2028	1,363	(7)
GI Apple Midco LLC	Revolver	04/19/2029	586	—

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
GI Apple Midco LLC	Delayed Draw Term Loan	04/19/2030	1,681	—
Global Music Rights	Revolver	08/27/2027	669	—
Groundworks, LLC	2023 Delayed Draw Term Loan	03/14/2030	269	—
Groundworks, LLC	2023 Revolver	03/14/2029	305	—
GS AcquisitionCo, Inc.	Revolver	05/22/2026	315	(2)
Higginbotham Insurance Agency, Inc.	2023 3rd Amendment Delayed Draw Term Loan	11/24/2028	5,478	(14)
Iconic Purchaser Corporation	Revolver	11/15/2027	527	(32)
IG Investment Holdings, LLC	2021 Revolver	09/22/2027	3,113	(8)
Integrity Marketing Acquisition, LLC	2023 Amendment No.14 Delayed Draw Term Loan	08/27/2026	229	(2)
Integrity Marketing Acquisition, LLC	2023 Amendment No.14 Revolver	08/27/2026	20	—
Kaseya, Inc.	2022 Delayed Draw Term Loan	06/25/2029	1,804	—
Kaseya, Inc.	2022 Revolver	06/25/2029	1,441	—
The Kleinfelder Group, Inc.	Revolver	08/04/2028	1,938	—
The Kleinfelder Group, Inc.	2023 Delayed Draw Term Loan	09/01/2030	2,907	—
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	3,636	—
Mammoth Holdings, LLC	2023 Delayed Draw Term Loan	11/15/2030	7,273	—
Mantech International CP	Delayed Draw Term Loan	09/14/2029	3,081	—
Mantech International CP	Revolver A	09/14/2028	2,411	—
Meridian Adhesives Group, Inc.	2022 1st Lien Delayed Draw Term Loan	09/03/2029	763	8
Ministry Brands Purchaser, LLC	Revolver	12/30/2027	49	(1)
MRI Software LLC	2023 Incremental Revolver	02/10/2027	1,864	(33)
MRI Software LLC	2023 Delayed Draw Term Loan 5	02/10/2027	18,636	(186)
New Look Vision Group, Inc.	CAD Revolver	05/26/2026	819	(229)
Next Holdco, LLC	Revolver	11/09/2029	1,153	—
Next Holdco, LLC	Delayed Draw Term Loan	11/12/2030	3,071	—
Nuevoco2, LLC	Delayed Draw Term Loan	06/01/2029	—	—
Ohio Transmission Corporation	2023 Revolver	12/19/2028	1,356	(14)
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	2,035	(20)
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/01/2027	532	(5)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	3,258	(16)
PetVet Care Centers, LLC	2023 Delayed Draw Term Loan	11/15/2030	3,258	(16)
PPV Intermediate Holdings LLC	Revolver	08/31/2029	2,124	(11)
PPV Intermediate Holdings LLC	2023 Delayed Draw Term Loan	08/31/2029	3,229	—
PT Intermediate Holdings III, LLC	2023 Incremental Delayed Draw Term Loan	11/01/2028	345	—
Recorded Books Inc.	2023 Revolver	08/31/2028	1,340	(7)
Revalize, Inc.	Revolver	04/15/2027	197	(5)
RSC Acquisition, Inc.	2023 Delayed Draw Term Loan	11/01/2029	4,916	—
Sequa Corporation	2022 Revolver	11/23/2027	2,558	—
Spectrum Automotive Holdings, Corp.	2021 Delayed Draw Term Loan 1A	06/29/2028	892	(11)
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	727	(9)
TC Signature Holdings LLC	Delayed Draw Term Loan	03/31/2025	1,552	(16)
Wesco Group LLC	2022 USD Revolver	10/07/2027	1,069	(11)
Wesco Group LLC	CAD Incremental Revolver	10/16/2028	267	(67)
Total			$174,734	$(1,381)

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
The Company will offer on a continuous basis up to $2.5 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company will offer to sell any combination of three classes of common shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes will have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of common shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. T. Rowe Price Investment Services, Inc. (the “Managing Dealer”) will use its best efforts to sell shares but is not obligated to purchase or sell any specific amount of shares in the Offering. The Company may also engage in private offerings of its common shares. As of December 31, 2024 and December 31, 2023, the Company had 41,819,813 and 25,158,870, respectively, of Class I shares issued and outstanding, and received net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $466.7 million and $678.9 million, respectively, as payment for such shares. As of December 31, 2024, the Company had 1,652,760 of Class S shares issued and outstanding, and received net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $46.1 million as payment for such shares. As of December 31, 2023, there were no Class S shares issued and outstanding. There were no Class D shares issued and outstanding as of December 31, 2024 and December 31, 2023.
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
The Company consolidated the results of its wholly owned subsidiaries, TRP OHA SPV Funding I, LLC, TRP OHA Servicer I, LLC, TRP OHA SPV Funding II, LLC, TRP OHA Servicer II, LLC, OCREDIT Holding S.à r.l, OCREDIT Investment S.à r.l, and OCREDIT UNI Investment S.à r.l. All intercompany transactions have been eliminated in consolidation.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company's segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash, cash equivalents and restricted cash with high credit-quality institutions to minimize credit risk exposure. As of December 31, 2024 and December 31, 2023, the Company had $11.5 million and $4.8 million of restricted cash, respectively. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company's financing transactions. As of December 31, 2024 and December 31, 2023, approximately $2.7 million and $1.2 million of the cash, cash equivalents, and restricted cash balances were denominated in a foreign currency, respectively.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2024 and December 31, 2023, there were no loans placed on non-accrual status.
Valuation of Portfolio Investments
Pursuant to Rule 2a-5 under the 1940 Act, the Company's board of trustees (the “Board”) designated the Adviser as the Company’s “valuation designee” to determine the valuation of the Company’s investments. The Adviser values the investments owned by the Company in accordance with the Adviser’s valuation policies and procedures, subject at all times to the oversight of the Board. The Adviser values the Company’s investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of December 31, 2024 and December 31, 2023, the Company had $9.9 million and $9.0 million of receivables for investments sold, respectively. As of December 31, 2024 and December 31, 2023, the Company had $0.1 million and $0.2 million of payables for investments purchased, respectively.
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
Foreign Currency Forward Contracts
The Company may enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its shareholders. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized gain (loss) on foreign currency forward contracts is recorded on the consolidated statements of assets and liabilities on a gross basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the consolidated schedules of investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date.

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
Organizational costs, primarily for legal expenses associated with the establishment of the Company, are expensed as incurred. The Company did not incur organizational costs during the year ended December 31, 2024. During the year ended December 31, 2023, the Company incurred organizational costs of $0.1 million.

Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and included as a deferred offering cost asset on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of December 31, 2024 and December 31, 2023, the Company had capitalized deferred offering costs of $0.2 million and $1.7 million, respectively. For the year ended December 31, 2024, the Company incurred amortization of deferred offering costs of $2.3 million. For the year ended December 31, 2023, the Company incurred amortization of deferred offering costs of $1.1 million.
Income Taxes
The Company was a disregarded entity for U.S. federal income tax purposes until June 29, 2023, when it became a C Corporation. The Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. In addition, for U.S. federal income tax purposes, the Company has elected, and intends to qualify each taxable year hereafter, to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its fiscal year ending December 31, 2023. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company. Income earned or loss incurred by the Company prior to qualifying as a RIC is not attributable to the shareholders of the RIC. As such, income or loss from this period is excluded from the RIC's taxable income calculation.
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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company incurred excise tax of $0.2 million and $0.3 million for the years ended December 31, 2024 and December 31, 2023, respectively.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2024. As applicable, the Company’s prior year remains subject to examination by U.S. federal, state and local tax authorities.
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

Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or not expected to have a material effect on the accompanying consolidated financial statements.
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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable
Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 8 for more information on the effects of the adoption of ASU 2023-07.
Note 3. Fees, Expenses, Agreements and Related Party Transactions
Investment Advisory Agreement
On March 20, 2024, the Company entered into an Amended and Restated Investment Advisory Agreement (the “Amended and Restated Advisory Agreement”) with the Adviser. The Amended and Restated Advisory Agreement amends and restated the Advisory Agreement dated as of November 10, 2022, by and between the Company and the Adviser, pursuant to which the Adviser manages the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.

The Amended and Restated Advisory Agreement is effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Amended and Restated Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Amended and Restated Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.
The Company pays the Adviser a fee for its services under the Amended and Restated Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders. Substantial additional fees and expenses may also be charged by OHA Private Credit Advisors LLC, in its capacity as the administrator to the Company (the “Administrator”).
Management Fee
The management fee will be payable monthly in arrears at an annual rate of 1.25% of the value of the Company's net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Amended and Restated Advisory Agreement, net assets means the Company's total assets less the fair value of its liabilities, determined on a consolidated basis in accordance with U.S. GAAP. For the first calendar month in which the Company has operations, net assets will be measured as the beginning net assets as of the date on which the Company breaks escrow.
The Adviser agreed not to charge the Company a management fee until the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. The Adviser further agreed to waive its management fee until the date immediately after the first six months following the date on which the Company’s registration statement became effective. For the year ended December 31, 2024, the Company incurred management fees of $11.8 million, of which $2.3 million were waived. For the year ended December 31, 2023, the Company incurred management fees of $2.5 million, all of which were waived. As of December 31, 2024, $3.5 million remained payable related to the base management fee accrued in management fee payable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2023, there was no management fee payable as all management fees had been waived.
Incentive Fee
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company's income and a portion is based on a percentage of the Company's capital gains, each as described below.
Incentive Fee Based on Income
The first part of the incentive fee will be based on income, whereby the Company pays the Adviser quarterly in arrears 12.5% of its Pre-Incentive Fee Net Investment Income Returns (as defined below) for the relevant calendar quarter subject to a 1.25% per quarter (5.0% annualized) hurdle rate (the “Hurdle Rate”). “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Amended and Restated Advisory Agreement and an amended and restated administration agreement with the Administrator (the “Amended and Restated Administration Agreement”), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The Adviser agreed not to charge the Company an incentive fee until the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. The Adviser further agreed to waive its incentive fee until the date immediately after the first six months following the date on which the Company’s registration statement became effective. For the year ended December 31, 2024, the Company incurred income incentive fees of $15.6 million, of which $3.4 million, were waived. For the year ended December 31, 2023, the Company incurred income incentive fees of $4.2 million, all of which were waived. As of December 31, 2024, $4.5 million remained payable related to the income incentive fee accrued in income incentive fee payable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2023, there was no income incentive fee payable as all income incentive fees had been waived.
For the years ended December 31, 2024 and December 31, 2023, the Company incurred no capital gains incentive fees.

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
“Other Operating Expenses” means the Company’s total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation (including salaries, bonuses and benefits), Overhead (excluding, for the avoidance of doubt, rent or depreciation, utilities, capital equipment or other administrative items of the Administrator) and other expenses paid for and/or advanced by the Administrator on behalf of the Company in connection with the provision of its administrative obligations under the Amended and Restated Administration Agreement, excluding base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, interest expense, financing fees and costs, interest expense and extraordinary expenses).
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

For the year ended December 31, 2024, the Adviser made $1.4 million in Expense Payments on behalf of the Company. For the year ended December 31, 2023, the Adviser made $0.3 million in Expense Payments on behalf of the Company. For the years ended December 31, 2024 and December 31, 2023, the Company made no Reimbursement Payments to the Adviser. As of December 31, 2024, the Company had a payable of $0.1 million to the Adviser for recoupment of expense support, which is included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. As of December 31, 2023, the Company had a receivable of $0.1 million from the Adviser for expense support payments, which offset accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. As of December 31, 2024 and December 31, 2023, total expense payments made since inception by the Adviser on behalf of the Company were $1.7 million and $0.3 million, respectively, and total unreimbursed expense payments were $1.7 million and $0.3 million, respectively.
Administration Agreement
On March 20, 2024, the Company entered into the Amended and Restated Administration Agreement with the Administrator. The Amended and Restated Administration Agreement amends and restates the Administration Agreement dated as of November 10, 2022. Under the Amended and Restated Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company's other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Company's Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the reasonable fees, costs and expenses paid for and/or advanced by the Administrator on behalf of the Company in connection with the provision of its obligations under the Amended and Restated Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, Overhead and other expenses paid for and/or advanced by the Administrator on behalf of the Company in connection with the provision of its administrative obligations under the Amended and Restated Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of OHA or any of its affiliates, subject to the limitations described in the Amended and Restated Advisory Agreement and Amended and Restated Administration Agreement. In addition, pursuant to the terms of the Amended and Restated Administration Agreement, the Administrator may delegate its obligations under the Amended and Restated Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party. The Administrator has hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.
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
The Company incurred expenses related to the Administrator of $1.7 million and $0.0 million for the years ended December 31, 2024 and December 31, 2023, respectively, which is included in other general and administrative expenses on the Consolidated Statement of Operations. As of December 31, 2024 and December 31, 2023, expenses related to the Administrator that were payable are included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities.
The sub-administrator is compensated for performing its sub-administrative services under the sub-administration agreement. For the year ended December 31, 2024, the Company incurred expenses related to the sub-administrator of $1.7 million, which is included in administrative service expenses on the Consolidated Statement of Operations and the payable included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities. For the year ended December 31, 2023, the Company incurred expenses related to the sub-administrator of $0.6 million, which is included in administrative service expenses on the Consolidated Statement of Operations and the payable included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities.
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
For the year ended December 31, 2024, the Company accrued distribution and shareholder servicing fees for Class S shares of $0.1 million, and did not accrue any such fees for the year ended December 31, 2023. For the years ended December 31, 2024 and December 31, 2023, the Company did not accrue distribution or shareholder servicing fees for Class D shares.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,954,192	$1,958,306	95.4%	$1,029,099	$1,043,304	90.8%
Second Lien Debt	91,084	88,945	4.3	102,627	105,108	9.2
Preferred Equity	6,181	6,176	0.3	—	—	—
Total	$2,051,457	$2,053,427	100.0%	$1,131,726	$1,148,412	100.0%

The industry composition of investments based on fair value as of December 31, 2024 and December 31, 2023 were as follows:

December 31, 2024
Healthcare, Education and Childcare	15.5%
High Tech	15.1%
Services: Business	14.9%
Insurance	10.1%
Automobile	7.0%
Capital Equipment	6.5%
Services: Consumer	4.2%
Aerospace and Defense	3.9%
Finance	3.5%
Chemicals, Plastics and Rubber	2.9%
Media: Diversified & Production	2.9%
Retail Stores	2.5%
Consumer Goods: Durable	2.4%
Construction & Building	2.1%
Cargo Transport	1.4%
Printing and Publishing	1.2%
Technology & Electronics	1.2%
Buildings and Real Estate	0.8%
Ecological	0.7%
Broadcasting and Entertainment	0.5%
Containers, Packaging and Glass	0.3%
Banking	0.3%
Telecommunications	0.1%
Total	100.0%

December 31, 2023
High Tech	17.6%
Healthcare, Education and Childcare	14.4
Services: Consumer	10.7
Automobile	8.6
Services: Business	7.9
Insurance	7.6
Aerospace and Defense	6.1
Retail Stores	4.3
Finance	3.3
Chemicals, Plastics and Rubber	3.0
Consumer Goods: Durable	2.9
Media: Diversified & Production	2.9
Capital Equipment	2.5
Buildings and Real Estate	2.4
Cargo Transport	2.3
Printing and Publishing	1.4
Broadcasting and Entertainment	0.7
Construction & Building	0.5
Containers, Packaging and Glass	0.5
Banking	0.2
Mining, Steel, Iron and Non-Precious Metals	0.2
Technology & Electronics	—
Total	100.0%

The geographic composition of investments at cost and fair value as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,884,451	$1,887,769	92.0%	157.2%
United Kingdom	75,501	75,496	3.7	6.3
Switzerland	56,317	55,885	2.7	4.6
Germany	25,806	25,234	1.2	2.1
Canada	9,382	9,043	0.4	0.8
Total	$2,051,457	$2,053,427	100.0%	171.0%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,118,457	$1,134,753	98.8%	161.1%
Canada	7,297	7,462	0.7	1.0
Switzerland	5,972	6,197	0.5	0.9
Total	$1,131,726	$1,148,412	100.0%	163.0%

Note 5.  Fair Value of Investments
The following tables present the fair value hierarchy of investments as of December 31, 2024 and December 31, 2023, categorized by the ASC 820 valuation hierarchy, as previously described:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$29,488	$1,928,818	$1,958,306
Second Lien Debt	—	38,587	50,358	88,945
Preferred Equity	—	—	6,176	6,176
Total	$—	$68,075	$1,985,352	$2,053,427

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,043,304	$1,043,304
Second Lien Debt	—	32,557	72,551	105,108
Total	$—	$32,557	$1,115,855	$1,148,412
The following tables present the change in the fair value of financial instruments as of December 31, 2024 and December 31, 2023, for which Level 3 inputs were used to determine the fair value:

	For the Year Ended December 31, 2024
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$1,043,304	$72,551	$—	$1,115,855
Purchases of investments (1)	1,240,344	25,434	6,181	1,271,959
Proceeds from principal repayments and sales of investments	(347,601)	(46,311)	—	(393,912)
Accretion of discount/amortization of premium	8,150	1,485	—	9,635
Net realized gain (loss)	(3,132)	127	—	(3,005)
Net change in unrealized appreciation (depreciation)	(12,247)	(671)	(5)	(12,923)
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	(2,257)	—	(2,257)
Fair value, end of year	$1,928,818	$50,358	$6,176	$1,985,352
Net change in unrealized appreciation (depreciation) related to financial instruments still held as December 31, 2024	$(5,107)	$140	$(5)	$(4,972)

(1) Purchases include PIK interest, if applicable.
(2) Transfers between levels are recognized at the beginning of the year in which the transfers occur. For the year ended December 31, 2024, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

	For the Year Ended December 31, 2023
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of year	$66,971	$4,787	$71,758
Purchases of investments (1)	988,658	70,911	1,059,569
Proceeds from principal repayments and sales of investments	(28,882)	(5,125)	(34,007)
Accretion of discount/amortization of premium	1,800	70	1,870
Net realized gain (loss)	50	—	50
Net change in unrealized appreciation (depreciation)	14,707	1,908	16,615
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—
Fair value, end of year	$1,043,304	$72,551	$1,115,855
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2024	$14,875	$1,890	$16,765

(1) Purchases include PIK interest, if applicable.
(2) For the year ended December 31, 2023, there were no transfers into or out of Level 3.

Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2024 and December 31, 2023.  The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
Assets:
First Lien Debt	1,877,561	Discounted cash flow	Comparative Yield	7.3% - 16.9% (9.8%)
First Lien Debt	51,257	Precedent Transaction	Transaction Price	N/A
Total First Lien Debt	1,928,818
Second Lien Debt	50,358	Discounted cash flow	Comparative Yield	9.8% - 13.9% (12.4%)
Preferred Equity	6,176	Discounted cash flow	Comparative Yield	13.1%
Total	$1,985,352

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
Assets:
First Lien Debt	$982,114	Discounted cash flow	Comparative Yield	8.4% - 12.8% (10.1%)
First Lien Debt	61,190	Precedent Transaction	Transaction Price	N/A
Total First Lien Debt	1,043,304
Second Lien Debt	72,551	Discounted cash flow	Comparative Yield	10.0% - 13.1% (12.1%)
Total	$1,115,855

(1) Weighted averages are calculated based on fair value of investments.

The Company used the income approach to determine the fair value of certain Level 3 assets as of December 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
Financial instruments disclosed but not carried at fair value

The following table presents the fair value of the Company's debt obligations as of December 31, 2024 and December 31, 2023:

	As of
	December 31, 2024	December 31, 2023
JPM Credit Facility	$356,146	$246,100
BNP Credit Facility	260,000	312,530
2024A Senior Notes	300,000	—
CIBC Credit Facility	—	—
Total Debt	$916,146	$558,630

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
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024 and December 31, 2023, the Company's asset coverage was 231.1% and 226.1%, respectively.
The following tables present the Company’s outstanding borrowings as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value
JPM Credit Facility (1)	$795,000	$356,146	$356,146
BNP Credit Facility (1)	400,000	260,000	260,000
2024A Senior Notes (2)	300,000	300,000	296,907
CIBC Credit Facility (1)	250,000	—	$—
Total Debt	$1,745,000	$916,146	$913,053

	December 31, 2023
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value
JPM Credit Facility (1)	$475,000	$246,100	$246,100
BNP Credit Facility (1)	400,000	312,530	312,530
Total Debt	$875,000	$558,630	$558,630
(1)Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(2)Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
For the year ended December 31, 2024, the Company had total average borrowings of $717.9 million at a weighted average interest rate of 7.6%. For the year ended December 31, 2023, the Company had total average borrowings of $230.8 million at a weighted average interest rate of 8.0%. For the period from November 14, 2022 (commencement of operations) to December 31, 2022, the Company had total average borrowings of $31.0 million at a weighted average interest rate of 6.3%.

A summary of contractual maturities of our debt obligations was as follows as of December 31, 2024:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPM Credit Facility	$356,146	$—	$—	$356,146	$—
BNP Credit Facility	260,000	—	—	260,000	—
2024A Senior Notes	300,000	—	—	300,000	—
CIBC Credit Facility	—	—	—	—	—
Total Debt Obligations	$916,146	$—	$—	$916,146	$—

JPM Credit Facility

On November 15, 2022, the Company entered into a senior secured revolving credit agreement (as amended, the “JPM Credit Agreement” or the “JPM Credit Facility”) as Borrower, with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto. The original facility amount under the JPM Credit Agreement was $50.0 million.

On August 29, 2023, the Company entered into Amendment No. 1 (the “Amendment”) to the JPM Credit Agreement, and the amended facility amount under the Amendment is $475.0 million.

On October 10, 2024, the Company entered into the commitment increase agreement (the “Commitment Increase Agreement”), among the Company, as borrower, JPMorgan Chase Bank, N.A., as an increasing lender, administrative agent, swingline lender and an issuing bank, BNP Paribas, as an increasing lender, Canadian Imperial Bank of Commerce, as an increasing lender, State Street Bank and Trust Company, as an increasing lender and as a swingline lender, Bank of America, N.A., as an assuming lender, and Barclays Bank PLC, as a swingline lender and an issuing bank, pursuant to Section 2.08(e) of the JPM Credit Agreement. The Commitment Increase Agreement provides for, among other things, an increase in the total aggregate commitments from lenders under the revolving credit facility governed by the JPM Credit Agreement from $475.0 million to $665.0 million.

On November 25, 2024, the Company entered into the second commitment increase agreement (the “Second Commitment Increase Agreement”), dated as of November 25, 2024, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Barclays Bank PLC, as an increasing lender, The Bank of New York Mellon, as an increasing lender, and Wells Fargo Bank, National Association, as an increasing lender, pursuant to Section 2.08(e) of the JPM Credit Agreement. The Second Commitment Increase Agreement provides for, among other things, an increase in the total aggregate commitments from lenders under the revolving credit facility governed by the JPM Credit Agreement from $665.0 million to $795.0 million.

The JPM Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2024, the Company was in compliance with these covenants.

Borrowings under the JPM Credit Facility bear interest at SOFR plus 1.875%. The Company pays an unused commitment fee of 37.5 basis points (0.375%) per annum. The stated maturity date was extended from November 15, 2027 to August 29, 2028 as part of the Amendment.

As of December 31, 2024 and December 31, 2023, there were $356.1 million and $246.1 million of borrowings outstanding under the JPM Credit Facility, respectively.

For the years ended December 31, 2024 and December 31, 2023 and for the period from November 14, 2022 (commencement of operations) to December 31, 2022, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Year Ended		For the Period from November 14, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$19,477	$5,743	$103
Unused facility fee	1,095	445	18
Amortization of deferred financing costs	1,025	370	8
Total interest and debt financing expense	$21,597	$6,558	$129
For the years ended December 31, 2024 and December 31, 2023, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the JPM Credit Facility was 7.2% and 7.1%, respectively.
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
Proceeds of the loans under the BNP Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the BNP Credit Agreement. The period from the closing date until June 30, 2026 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the BNP Credit Agreement. The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent, the Lenders, the Custodian and the Collateral Administrator, (b) June 30, 2028, and (c) the date on which the Administrative Agent provides notice of the declaration of the final maturity date after the occurrence of an event of default. The BNP Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2024, the Company was in compliance with these covenants.

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

On August 6, 2024, TRP OHA SPV Funding I, LLC, a wholly owned subsidiary of the Company, entered into the Second Amendment (the “Second Amendment”) to the BNP Credit Agreement. The Second Amendment, among other things, (i) reduced the applicable margin for advances to 2.25% per annum prior to the end of the reinvestment period and 2.75% per annum thereafter, and (ii) changed the unused commitment fee to 225 basis points (2.25%) if the unused amount is greater than or equal to 75% of the facility amount, 175 basis points (1.75%) if the unused amount is between 50% and 75% of the facility amount, 150 basis points (1.50%) if the unused amount is greater than 25% and less than or equal to 50% of the facility amount, and 0 basis points (0.00%) if the unused amount is less than or equal to 25% of the facility amount. The stated maturity date is June 30, 2028.

As of December 31, 2024 and December 31, 2023, there were $260.0 million and $312.5 million of borrowings outstanding under the BNP Credit Facility, respectively.

For the years ended December 31, 2024 and December 31, 2023 and for the period from November 14, 2022 (commencement of operations) to December 31, 2022, the components of interest expense related to the BNP Credit Facility were as follows:

	For the Year Ended		For the Period from November 14, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$15,934	$12,747	$—
Unused facility fee	1,310	—	—
Amortization of deferred financing costs	420	211	—
Total interest and debt financing expense	$17,664	$12,958	$—

For the years ended December 31, 2024 and December 31, 2023, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the BNP Credit Facility was 7.8% and 8.4%, respectively.

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

The balance of unamortized debt issuance costs related to the 2024A Notes was $3.1 million and $0.0 million as of December 31, 2024 and December 31, 2023, respectively.

For the years ended December 31, 2024 and December 31, 2023 and for the period from November 14, 2022 (commencement of operations) to December 31, 2022, the components of interest expense related to the 2024A Notes were as follows:

	For the Year Ended		For the Period from November 14, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$19,102	$—	$—
Amortization of debt issuance costs	612	—	—
Total interest and debt financing expense	$19,714	$—	$—

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

For the years ended December 31, 2024 and December 31, 2023 and for the period from November 14, 2022 (commencement of operations) to December 31, 2022, the components of interest expense related to the CIBC Credit Facility were as follows:

	For the Year Ended		For the Period from November 14, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$—	$—	$—
Unused facility fee	—	—	—
Amortization of deferred financing costs	63	—	—
Total interest and debt financing expense	$63	$—	$—
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
The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its shareholders, as described in Note 2. The fair value of derivative contracts open as of December 31, 2024 and December 31, 2023 is included on the Consolidated Schedules of Investments by contract. The Company had no collateral payable as of December 31, 2024 and December 31, 2023. Collateral amounts posted are included in collateral on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities.
During the year ended December 31, 2024, the average notional exposure for foreign currency forward contracts was $70.3 million. During the year ended December 31, 2023, the average notional exposure for foreign currency forward contracts was $6.0 million. During the period ended December 31, 2022, the Company did not hold any derivative contracts.

The following tables present both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities as of December 31, 2024 and December 31, 2023.

December 31, 2024
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$790	$—	$790	$—	$790

December 31, 2023
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$—	$(1,048)	$(1,048)	$—	$(1,048)

(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual set off rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the year ended December 31, 2024 was as follows:

For the Year Ended
December 31, 2024
Realized gain (loss) on foreign currency forward contracts	$2,751
Net change in unrealized gain (loss) on foreign currency forward contracts	1,839
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$4,590
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
Note 8: Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is comprised of the Company’s lead portfolio managers and internal members of the Board (including the chief executive officer), chief financial officer and chief operating officer, and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“GAAP net income”). In addition to numerous other factors and metrics, the CODM utilizes GAAP net income as a key metric in determining the amount of dividends to be distributed to the Company's shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Note 9: Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024 and December 31, 2023, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	December 31, 2024	December 31, 2023
Unfunded delayed draw commitments	$258,448	$120,709
Unfunded revolving commitments	110,317	54,025
Total unfunded commitments	$368,765	$174,734

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2024, management was not aware of any pending or threatened litigation.
Note 10. Net Assets
As of December 31, 2024, December 31, 2023 and December 31, 2022, the Company had 41,819,813, 25,158,870 and 2,000,000 of Class I shares issued and outstanding with a par value of $0.01 per share, respectively. As of December 31, 2024, the Company had 1,652,760 of Class S shares issued and outstanding with a par value of $0.01 per share. There were no Class S shares issued and outstanding as of December 31, 2023 and December 31, 2022. There were no Class D shares issued and outstanding as of December 31, 2024, December 31, 2023, and December 31, 2022.

The following table summarizes capital activity for the year ended December 31, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of year	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	$704,431
Common shares issued	18,053,705	181	505,337	—	—	—	505,518
Distribution reinvestment	259,998	2	7,246	—	—	—	7,248
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	115,125	—	—	115,125
Net realized gain (loss)	—	—	—	—	(696)	—	(696)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(14,716)	(14,716)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,759	1,759
Distributions declared	—	—	—	(117,470)	(570)	—	(118,040)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	(2,537)	(3,946)	6,483	—	—
Balance end of year	43,472,573	$435	$1,197,185	$(85)	$413	$2,681	$1,200,629

The following table summarizes capital activity for the year ended December 31, 2023:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of year	2,000,000	$20	$49,980	$175	$8	$(488)	$49,695
Common shares issued	23,158,870	232	628,661	—	—	—	628,893
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	35,558	—	—	35,558
Net realized gain (loss)	—	—	—	—	359	—	359
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	17,174	17,174
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(1,048)	(1,048)
Distributions declared	—	—	—	(26,200)	—	—	(26,200)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	8,498	(3,327)	(5,171)	—	—
Balance end of year	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	$704,431

The following table summarizes capital activity for the period from November 14, 2022 (commencement of operations) to December 31, 2022:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	—	$—	$—	$—	$—	$—	—
Common shares issued	2,000,000	20	49,980	—	—	—	50,000
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	175	—	—	175
Net realized gain (loss)	—	—	—	—	8	—	8
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(488)	(488)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	—	—
Distributions declared	—	—	—	—	—	—	—
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	$—	—	—	$—	$—	—
Balance end of period	2,000,000	$20	$49,980	$175	$8	$(488)	$49,695

The following table summarizes transactions in common shares during for the year ended December 31, 2024:

	Shares	Amount
Class I:
Proceeds from shares sold	16,422,668	$460,031
Repurchase of shares	—	—
Distribution reinvestment	238,276	6,643
Net increase (decrease)	16,660,944	466,674
Class S:
Proceeds from shares sold	1,631,037	45,487
Repurchase of shares	—	—
Distribution reinvestment	21,722	605
Net increase (decrease)	1,652,759	46,092
Total increase (decrease)	18,313,703	$512,766

The following table summarizes transactions in common shares during for the year ended December 31, 2023:

	Shares	Amount
Class I:
Proceeds from shares sold	23,158,870	$628,893
Repurchase of shares	—	—
Distribution reinvestment	—	—
Net increase (decrease)	23,158,870	628,893
Class S:
Proceeds from shares sold	—	—
Repurchase of shares	—	—
Distribution reinvestment	—	—
Net increase (decrease)	—	—
Total increase (decrease)	23,158,870	$628,893

The Company determines NAV per share as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first business day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available. The following table summarizes each month-end NAV per share for Class S, Class D, and Class I common shares for the year ended December 31, 2024:

	NAV Per Share
	Class S	Class D (1)	Class I
January 31, 2024	$—	$—	$28.12
February 29, 2024	$—	$—	$28.22
March 31, 2024	$—	$—	$28.15
April 30, 2024	$—	$—	$28.15
May 31, 2024	$28.08	$—	$28.08
June 30, 2024	$27.98	$—	$27.98
July 31, 2024	$27.93	$—	$27.93
August 31, 2024	$27.93	$—	$27.93
September 30, 2024	$27.83	$—	$27.83
October 31, 2024	$27.78	$—	$27.78
November 30, 2024	$27.75	$—	$27.75
December 31, 2024	$27.62	$—	$27.62

(1)There were no Class D shares issued or outstanding during the year ended December 31, 2024.

The following table summarizes each month-end NAV per share for Class S, Class D, and Class I common shares for the periods in which there were common share issuances during the year ended December 31, 2023:

	NAV Per Share
	Class S(1)	Class D (1)	Class I
June 30, 2023	$—	$—	$26.33
July 31, 2023	$—	$—	$27.09
August 31, 2023	$—	$—	$27.26
September 30, 2023	$—	$—	$27.49
October 31, 2023	$—	$—	$27.66
November 30, 2023	$—	$—	$27.94
December 31, 2023	$—	$—	$28.00

(1)There were no Class S or Class D shares issued or outstanding during the year ended December 31, 2023.

Distributions are recorded on the record date. The following tables summarize distributions declared during the year ended December 31, 2024:

			Class I(1)
Date Declared	Record Date	Payment Date	Regular Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share (3)	Total Distributions
January 29, 2024	January 31, 2024	February 28, 2024	$0.20	$0.03	$—	$6,152
February 27, 2024	February 29, 2024	March 28, 2024	0.20	0.03	—	6,469
March 27, 2024	March 29, 2024	April 30, 2024	0.20	0.03	0.18	12,155
April 23, 2024	April 30, 2024	May 30, 2024	0.20	0.03	—	7,056
May 28, 2024	May 31, 2024	June 28, 2024	0.20	0.03	—	7,322
June 24, 2024	June 28, 2024	July 30, 2024	0.20	0.03	0.15	13,516
July 23, 2024	July 31, 2024	August 29, 2024	0.20	0.03	—	8,538
August 27, 2024	August 30, 2024	September 30, 2024	0.20	0.03	—	8,684
September 25, 2024	September 30, 2024	October 31, 2024	0.20	0.03	0.15	14,411
October 24, 2024	October 31, 2024	November 29, 2024	0.20	0.03	—	$9,087
November 25, 2024	November 30, 2024	December 31, 2024	0.20	0.03	—	$9,175
December 23, 2024	December 31, 2024	January 31, 2025	0.20	0.03	0.10	13,800
Total			$2.40	$0.36	$0.58	$116,365

			Class S(1)
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(2)	Variable Supplemental Distribution Per Share	Special Distribution Per Share (3)	Total Distributions
May 28, 2024	May 31, 2024	June 28, 2024	$0.18	$0.03	$—	$8
June 24, 2024	June 28, 2024	July 30, 2024	0.18	0.03	0.15	88
July 23, 2024	July 31, 2024	August 29, 2024	0.18	0.03	—	89
August 27, 2024	August 30, 2024	September 30, 2024	0.18	0.03	—	141
September 25, 2024	September 30, 2024	October 31, 2024	0.18	0.03	0.15	314
October 24, 2024	October 31, 2024	November 29, 2024	0.18	0.03	—	232
November 25, 2024	November 30, 2024	December 31, 2024	0.18	0.03	—	290
December 23, 2024	December 31, 2024	January 31, 2025	0.18	0.03	0.10	513
Total			$1.44	$0.24	$0.40	$1,675

(1) There were no Class D shares issued or outstanding during the year ended December 31, 2024.
(2) Base distributions per share are net of distribution and/or shareholder servicing fees.
(3) Includes capital gain distribution of $0.0147 per share for the October 31, 2024 distribution payment.

The following table summarizes distributions declared during the year ended December 31, 2023:

			Class I(1)
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

Through December 31, 2024, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its common shares during the year ended December 31, 2024:

	Class S		Class D (1)		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.07	$1,662	$—	$—	$3.33	$115,807
Net realized gain	0.01	13	—	—	0.01	558
Total	$2.08	$1,675	$—	$—	$3.34	$116,365

(1)There were no Class D shares issued or outstanding during the year ended December 31, 2024.

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its common shares during the year ended December 31, 2023:

	Class S (1)		Class D (1)		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$1.49	$26,200
Net realized gain	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1.49	$26,200

(1)There were no Class S or Class D shares issued or outstanding during the year ended December 31, 2023.

Note 11. Income Tax
Income or loss earned by the Company prior to the period in which it elected to be treated as a RIC is not attributable to the shareholders of the RIC. As such, the income tax disclosures presented are for the year January 1, 2024 through December 31, 2024 and the period July 1, 2023 through December 31, 2023.

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) the tax treatment of foreign currency forward contracts, (3) the tax treatment of income from the pre-RIC period, (4) amortization of organizational costs, (5) material modifications of debt instruments, and (6) other non-deductible expenses.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, the tax treatment of income from the pre-RIC period, the tax treatment of contributed assets, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.
As of December 31, 2024 and December 31, 2023, the Company made the following permanent book tax differences and reclasses:

	December 31, 2024	December 31, 2023
Paid in capital excess of par value	$(2,537)	$8,498
Distributable income in excess of net investment income(1)	$(3,946)	$(3,327)
Accumulated realized gains(1)	$6,483	$(5,171)
(1)Amounts are included in distributable earnings (accumulated loss) on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2024 and December 31, 2023, components of distributable earnings on a tax basis are as follows:

	December 31, 2024	December 31, 2023
Undistributed ordinary income	$4,676	$7,310
Undistributed capital gains	$1,483	$—
Net tax appreciation/(depreciation)	$(3,070)	$9,817
Other temporary differences	$(80)	$(88)
The difference between book-basis and tax-basis unrealized appreciation/(depreciation) is attributable primarily to the tax treatment of foreign currency forward contracts, the tax treatment of contributed assets, and material modifications of debt instruments.

As of December 31, 2024 and December 31, 2023, the Company had no capital loss carryover.
The tax character of shareholder distributions attributable to the years ended December 31, 2024 and December 31, 2023, were as follows:

Paid Distributions attributable to:	December 31, 2024	December 31, 2023
Ordinary income	$118,039	$26,200
Return of capital	—	—
Long-term gain	—	—
Total taxable distributions	$118,039	$26,200

Unrealized appreciation and depreciation as of December 31, 2024 and December 31, 2023, based on cost of investments for U.S. federal income tax purposes were as follows:

	December 31, 2024	December 31, 2023
Gross appreciation	$16,522	$17,456
Gross (depreciation)	(19,592)	(7,639)
Net appreciation/(depreciation)	$(3,070)	$9,817
Cost	$2,057,207	$1,137,547
Note 12. Consolidated Financial Highlights
The following are consolidated financial highlights for Class I and Class S common shares outstanding for the years ended December 31, 2024 and December 31, 2023 and for the period from November 14, 2022 (commencement of operations) to December 31, 2022. There were no Class D common shares outstanding for the years ended December 31,

2024 and December 31, 2023 and for the period from November 14, 2022 (commencement of operations) to December 31, 2022.

	For the Year Ended December 31, 2024
	Class I	Class S(8)
Per Share Data: (1)
Net asset value, beginning of year	$28.00	$—
Net investment income	3.27	2.75
Net unrealized and realized gain (loss) (2)	(0.31)	(1.20)
Net increase (decrease) in net assets resulting from operations (3)	2.96	1.55
Distributions declared	(3.34)	(2.08)
Impact of issuance of common shares	—	28.15
Total increase (decrease) in net assets (3)	(0.38)	27.62
Net asset value, end of year	$27.62	$27.62
Shares outstanding, end of year	41,819,813	1,652,760
Total return based on NAV (4)	11.07%	5.67%
Ratios:
Portfolio turnover ratio (5)	25.11%	25.11%
Ratio of expenses before management fee, incentive fees, waivers and expense support to average net assets (6)(7)	7.20%	8.10%
Ratio of expenses after management and incentive fees before waivers and expense support to average net assets (6)(7)	9.98%	10.86%
Ratio of expenses after management fee, incentive fees, waivers and expense support to average net assets (6)(7)	9.27%	10.84%
Ratio of net investment income to average net assets before waivers and expense support (6)(7)	11.00%	9.86%
Ratio of net investment income to average net assets after waivers and expense support (6)(7)	11.71%	9.88%
Supplemental Data:
Net assets, end of year	$1,154,985	$45,644

	For the Year Ended December 31, 2023
	Class I	Class S (8)
Per Share Data: (1)
Net asset value, beginning of year	$24.85	$—
Net investment income	3.85	—
Net unrealized and realized gain (loss) (2)	0.79	—
Net increase (decrease) in net assets resulting from operations (3)	4.64	—
Distributions declared	(1.49)	—
Total increase (decrease) in net assets (3)	3.15	—
Net asset value, end of year	$28.00	$—
Shares outstanding, end of year	25,158,870	—
Total return based on NAV (4)	18.91%	—%
Ratios:
Portfolio turnover ratio (5)	8.49%	—%
Ratio of expenses before management and incentive fees to average net assets (6)(7)	8.72%	—%
Ratio of expenses after management and incentive fees before waivers and expense support to average net assets (6)(7)	11.09%	—%
Ratio of expenses after waivers and expense support to average net assets (6)(7)	8.58%	—%
Ratio of net investment income to average net assets before waivers and expense support (6)(7)	10.06%	—%
Ratio of net investment income to average net assets after waivers and expense support (6)(7)	12.57%	—%
Supplemental Data:
Net assets, end of year	$704,431	$—

	For the Period from November 14, 2022 (commencement of operations) to December 31, 2022
	Class I	Class S (8)
Per Share Data: (1)
Net asset value, beginning of period	$—	$—
Net investment income	0.09	—
Net unrealized and realized gain (loss) (2)	(0.24)	—
Net increase (decrease) in net assets resulting from operations (3)	(0.15)	—
Distributions declared	—	—
Impact of issuance of common shares – Class I shares	25.00	—
Total increase (decrease) in net assets (3)	24.85	—
Net asset value, end of period	$24.85	$—
Shares outstanding, end of period	2,000,000	—
Total return based on NAV (4)	(0.61)%	—%
Ratios:
Portfolio turnover ratio (5)	N/A	—%
Ratio of expenses before management and incentive fees to average net assets (6)(7)	6.90%	—%
Ratio of expenses after management and incentive fees before waivers and expense support to average net assets (6)(7)	6.90%	—%
Ratio of expenses after waivers and expense support to average net assets (6)(7)	6.90%	—%
Ratio of net investment income to average net assets before waivers and expense support (6)(7)	9.60%	—%
Ratio of net investment income to average net assets after waivers and expense support (6)(7)	9.60%	—%
Supplemental Data:
Net assets, end of period	$49,695	$—

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

Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these financial statements. Other than as disclosed below, there have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these financial statements, except as discussed below.
Subscriptions

The Company received $14.1 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I and Class S shares for subscriptions effective January 2, 2025.

The Company received $17.0 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I and Class S shares for subscriptions effective February 3, 2025.

The Company received $34.8 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective March 3, 2025, excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On February 3, 2025, the Company offered to purchase up to 5% of its outstanding common shares as of December 31, 2024 at a price equal to the NAV per share as of March 31, 2025. The offer expired on March 4, 2025, and 11,878 common shares were validly tendered and not withdrawn prior to the expiration of the offer.

Distribution Declarations

On January 27, 2025, the Company declared a total distribution of $0.23 per Class I share and $0.21 per Class S share, all of which is payable on February 28, 2025 to shareholders of record as of January 31, 2025.

On February 26, 2025, the Company declared a total distribution of $0.23 per Class I share and $0.21 per Class S share, all of which is payable on March 31, 2025 to shareholders of record as of February 28, 2025.

Financing Transactions

On February 28, 2025, the Company entered into a third commitment increase agreement (the “Third Commitment Increase Agreement”) among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Bank, N.A., as an increasing lender and Sumitomo Mitsui Banking Corporation, as an assuming lender, pursuant to Section 2.08(e) of the JPM Credit Agreement. The Third Commitment Increase Agreement provides for, among other things, an increase in the total aggregate commitments from lenders under the revolving credit facility governed by the Credit Agreement from $795.0 million to $955.0 million. Pursuant to the accordion feature in the Credit Agreement, the aggregate amount of all Commitments thereunder may be further increased up to $1,000,000,000.

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

(2) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
(3) Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
During the fiscal year ended December 31, 2024, none of the trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Independent Trustees
Kathleen M. Burke	1963	Trustee and Chair of the Nominating and Governance Committee	Since 2022	Managing Director at Snowbridge Advisors (2016 – Present); Advisor at Pacific General Holdings (April 2022 – Present).	Board Member, OHA Senior Private Lending Fund (U) LLC (2022 – present); Trustee, T.Rowe Price OHA Flexible Credit Income Fund (2024 - present)

Mark Manoff	1956	Trustee and Chair of the Audit Committee	Since 2022	Operating Partner at MidOcean Partners (2021 – Present); Vice Chair at Ernst & Young (1978-2021)
Board Member, OHA Senior Private Lending Fund (U) LLC (2022 – present); Trustee, T.Rowe Price OHA Flexible Credit Income Fund (2024 - present); Trustee, University of Maryland Smith Business School Advisory Board (2012 – 2023); Trustee, Roundabout Theatre (2000 – 2020); Trustee, the First Tee (2011 – 2021)

Jonathan Morgan	1963	Trustee and Chair of the Independent Trustees Committee	Since 2022	Managing Member at Sound Fund Advisors LLC (2011 - Present).
Board Member, OHA Senior Private Lending Fund (U) LLC (2022 – present); Trustee, T.Rowe Price OHA Flexible Credit Income Fund (2024 - present); Trustee, SEG Partners Long/Short Equity Fund (2025 - Present); Director, Angel Oak Mortgage, Inc. (Jan 2022 – Present); Trustee, The Frank Foundation (2016 – Present); Trustee, Talmadge Hill Community Church (2019 – Present); Trustee, The Weekapaug Chapel (2020 – present); Trustee, Kids Empowered by Your Support (2016 – 2021).

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
Jonathan Morgan, Trustee. Mr. Morgan is the founding Principal of Sound Fund Advisors LLC, a firm he founded in March 2011, where he acts as an independent director. Mr. Morgan has over 22 years of experience in the financial markets, including nine years of investment experience as a strategist or portfolio manager at three different investment managers: Caxton Associates (1993-1996), Croesus Capital Management (1997-1998) and Parallax Capital Management (1999-2002). In addition, Mr. Morgan has more than nine years of experience researching and investing in investment funds. He was the Head of Research and Portfolio Management in the Alternative Investment Group of Julius Baer Investment Management (2002-2005) where he supervised both investment research as well as the operational risk group. In 2005, Mr. Morgan joined Barclays Global Investors (2005-2009) as the Head of Manager Selection and subsequently became the Head of Investments for their Hedge Fund Management Group. During his tenure, Mr. Morgan was the head of Barclays Global Investor’s New York office. In 2009, Mr. Morgan joined UBP Asset Management (2009-2011) as the Head of Global Hedge Fund Research. He currently serves on the Board of Trustees of SEG Partners Long/Short Fund. Prior to 1993, Mr. Morgan worked for Morgan Stanley for five years. He has an AB from Princeton University (1986), an MPP from Harvard’s Kennedy School of Government (1990) and an MDIV from Yale Divinity School (2019).
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
Audit Committee. The Audit Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with our independent registered public accounting firm, approving professional services provided by our independent registered public accounting firm (including compensation therefore), reviewing the independence of our independent registered public accounting firm and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee will also have principal oversight of the valuation process used to establish the Company’s NAV and for the determination the fair value of each of our investments. The Audit Committee is presently composed of three persons, including Kathleen M. Burke, Mark Manoff, and Jonathan Morgan, all of whom are considered independent for purposes of the 1940 Act. Mr. Manoff serves as the chair of the Audit Committee. Our Board has determined that Mr. Manoff qualifies as an “Audit Committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act. The Audit Committee held four meetings in 2024.
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

The Nominating and Governance Committee will consider nominees to the Board recommended by a shareholder, if such shareholder complies with the advance notice provisions of our Bylaws. Our Bylaws provide that a shareholder who wishes to nominate a person for election as a Trustees at a meeting of shareholders must deliver written notice to our Corporate Secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the Bylaws. In order to be eligible to be a nominee for election as a Trustees by a shareholder, such potential nominee must deliver to our Corporate Secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the Board, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and share ownership and trading policies and guidelines. The Nominating and Governance Committee held two meetings in 2024.

A copy of charter of the Nominating and Governance Committee is available in print to any shareholder who requests it, and it will also be available on the Company’s website at www.ocreditfund.com.

Independent Trustees Committee. The Independent Trustees Committee operates pursuant to a charter approved by our Board. The Independent Trustees Committee consists of three persons, including Kathleen M. Burke, Mark Manoff, and Jonathan Morgan, all of whom are considered independent for purposes of the 1940 Act. Mr. Morgan serves as the chair of the Independent Trustees Committee. The Independent Trustees Committee assists the Board by acting as a liaison between the Board and our principal service providers, including without limitation, the Adviser. The Independent Trustees Committee is responsible for assessing the flow of information between management and the Board and overseeing the annual approval process of the Amended and Restated Advisory Agreement and the Amended and Restated Administration Agreement. The Independent Trustees Committee is also responsible for addressing conflict of interest matters and directing the retention of any consultants that the Board may deem necessary or appropriate. The Independent Trustees Committee will also have principal oversight over the process used to approve co-investments for the Company. Time is allotted at each quarterly meeting of our Board for the Independent Trustees to meet and discuss any issues that they deem necessary or appropriate. The Independent Trustees may also choose to meet in executive session outside the presence of the Interested Trustees during the course of other meetings of our Board or at other times as they deem necessary or appropriate. The Independent Trustees Committee held two meetings in 2024.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2024, such persons complied with all such filing requirements.

Code of Ethics

We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. This code of ethics is available on the EDGAR Database at the SEC’s internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Dollar Range of Equity Securities Beneficially Owned by Directors

The following table sets forth the dollar range of equity securities of the Company beneficially owned by each Trustee as of March 12, 2025:

Name of Director	Dollar Range of Equity Securities in Company (1)
Interested Trustees	—
Eric Muller	Over $100,000
Alan M. Schrager	Over $100,000
Independent Trustees (1)	—
Kathleen M. Burke	—
Mark Manoff	—
Jonathan Morgan	—

(1) Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(2) The dollar range of equity securities beneficially owned are: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000 or over $100,000.

Insider Trading Policy

The Company has adopted a Insider Trading Policy applicable to us, our officers and our directors that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy has been filed as an exhibit to this Annual Report on Form 10-K.
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

The following table sets forth information concerning total compensation earned by or paid to each of our Independent Trustees for the year ended December 31, 2024.

	For the Year Ended
	December 31, 2024
Trustee	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Kathleen M. Burke	$125,069	$211,375
Mark Manoff	$139,957	$238,695
Jonathan Morgan	$125,162	$211,576

(1) The “Fund Complex” consists of the Company, T. Rowe Price OHA Flexible Credit Income Fund, and OHA Senior Private Lending Fund (U) LLC.

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table sets forth, as of March 12, 2025, information with respect to the beneficial ownership of our shares by:
•each person known to us to be expected to beneficially own more than 5% of the outstanding shares;
•each of our Trustees and executive officers; and
•all of our Trustees and executive officers as a group.

Percentage of beneficial ownership is based on 44,599,925 common shares outstanding as of March 12, 2025. Common shares outstanding exclude March 3, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares subject to options that are currently exercisable or exercisable within 60 days of the offering.

	Shares Beneficially Owned
Name and Address	Number	Percentage
Interested Trustees
Eric Muller	35,524	N/A
Alan M. Schrager	35,524	N/A
Independent Trustees(1)
Kathleen M. Burke	—	N/A
Mark Manoff	—	N/A
Jonathan Morgan	—	N/A
Executive Officers who are not Trustees(1)
Gregory S. Rubin	—	N/A
Grove Stafford	—	N/A
Gerard Waldt	1,776	N/A
Andrew Winer	3,552	N/A
Other
OHA Partner Global Co-Investment II, LLC(2)	2,000,000	4.5%
T. Rowe Price OHA Select Private Credit Feeder Fund LLC(3)	29,386,045	65.9%
All officers and Trustees as a group (nine persons)	76,376	N/A

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
Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Transactions with Related Persons

Investment Advisory Agreement; Administration Agreement

We have entered into the Amended and Restated Advisory Agreement with the Adviser pursuant to which we pay the Adviser a management fee at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the month. For purposes of the Amended and Restated Advisory Agreement, net assets means the Company’s total assets less the fair value of our liabilities determined on a consolidated basis in accordance with U.S. GAAP. The Adviser has agreed to waive its management fee for the first six months following the effective date of the Company’s registration statement. We also pay the Adviser a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain “hurdle rate” and (ii) our capital gains. In addition, pursuant to the Amended and Restated Advisory Agreement and the Amended and Restated Administration Agreement, we reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Advisory Agreement,” “Item 1. Business—Administration Agreement,” and “Item 1. Business—Expense Support and Conditional Reimbursement Agreement.” Each of the Amended and Restated Advisory Agreement and the Amended and Restated Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Amended and Restated Advisory Agreement and the Amended and Restated Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Trustees.

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

Transactions with Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We have entered into the Amended and Restated Advisory Agreement and the Amended and Restated Administration Agreement with OHA Private Credit Advisors LLC (in its capacity as the Adviser and the Administrator, respectively). The Adviser, for its services to us, is entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, is entitled to receive reimbursement of certain expenses. In addition, under the Amended and Restated Advisory Agreement and Amended and Restated Administration Agreement, to the extent permitted by applicable law and in the discretion of our Board, we have indemnified OHA Private Credit Advisors LLC and certain of its affiliates. See “Item 1. Business.”

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

Trustee Independence

For information regarding the independence of our Trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14.    Principal Accountant Fees and Services.

The Audit Committee and the Independent Trustees have selected KPMG LLP to serve as the independent registered public accounting firm for the Company for the year ended December 31, 2024.

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

All Other Fees: No fees were billed by KPMG LLP for products and services provided to the Company, other than the services reported in “Audit Fees” and “Audit-Related Fees” above, for the years ended December 31, 2024 and December 31, 2023.

No fees were billed by KPMG LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and December 31, 2023.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax services fees and all other fees billed to the Company by KPMG LLP for professional services performed (dollar amounts in thousands):

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Audit Fee	$1,090	$870
Audit-Related Fees (1)	20	—
Tax Fees	128	135
All Other Fees (2)	—	—
Total Fees	$1,238	$1,005
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

PART IV
Item 15.    Exhibits

The following documents are filed as part of this Annual Report:

(1)     Financial Statements – Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2)     Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this Annual Report on Form 10-K.
(3)     Exhibits – The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K, including those incorporated by reference.

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Declaration of Trust (incorporated by reference to Exhibit (a)(8) to the Company’s Registration Statement on Form N-2 (File No. 333-266378))
3.2	Bylaws (incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2 (File No. 333-266378))
3.3	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01561))
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 814-01561))
4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Company’s Registration Statement on Form N-2 (File No. 333-266378))
4.2*	Description of Securities
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit (d) to the Company’s Registration Statement on Form N-2 (File No. 333-266378))
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
10.11
Senior Secured Revolving Credit Agreement dated as of November 15, 2022 by and among T. Rowe Price OHA Select Private Credit Fund as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.12
Amended and Restated Revolving Credit and Security Agreement dated as of June 30, 2023 by and among T. Rowe Price OHA Select Private Credit Fund as Equityholder, TRP OHA SPV Funding I, LLC as Borrower, BNP Paribas as Administrative Agent, TRP OHA Servicer I, LLC as Servicer, The Bank of New York Mellon Trust Company, National Association as Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.13
Amendment No.1 to Senior Secured Revolving Credit Agreement, dated as of August 29, 2023, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2023 (File No. 814-01561))

10.14
Master Note Purchase Agreement, dated March 7, 2024, by and among T. Rowe Price OHA Select Private Credit Fund and the Purchasers party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 13, 2024 (File No. 814-01561))

10.15
Second Amendment to Revolving Credit and Security Agreement, dated as of August 6, 2024, by and among TRP OHA SPV Funding I, LLC, as borrower, BNP Paribas as administrative agent, The Bank of New York Mellon Trust Company, National Association, as collateral agent, T. Rowe Price OHA Select Private Credit Fund, as equityholder, TRP OHA Servicer I, LLC, as servicer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2024 (File No. 814-01561))

10.16
Commitment Increase Agreement, dated as of October 10, 2024, by and among T. Rowe Price OHA Select Private Credit Fund, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the issuing banks and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2024 (File No. 814-01561))

10.17
Loan and Servicing Agreement, dated as of November 5, 2024, by and among TRP OHA SPV Funding II, LLC, as borrower, the Company, as transferor, TRP OHA Servicer II, LLC, as servicer, The Bank of New York Mellon Trust Company, National Association, as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce, as administrative agent (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2024 (File No. 814-01561))

10.18
Commitment Increase Agreement, dated as of November 25, 2024, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2024 (File No. 814-01561))

10.19
Commitment Increase Agreement, dated as of February 28, 2025, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2025 (File No. 814-01561))

14.1*	Code of Ethics
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries
24.1*	Powers of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
99.1*	Report of Independent Registered Public Accounting Firm on Supplemental Information
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T. ROWE PRICE OHA SELECT PRIVATE CREDIT FUND

Date: March 12, 2025	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: March 12, 2025	/s/ Gerard Waldt
Gerard Waldt
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Muller Eric Muller	Chairperson, Chief Executive Officer and Trustee (Principal Executive Officer)	March 12, 2025

/s/ Gerard Waldt Gerard Waldt	Chief Financial Officer and Principal Accounting Officer	March 12, 2025

/s/ Alan M. Schrager Alan M. Schrager	Chairman of the Board and Trustee	March 12, 2025

/s/ Kathleen M. Burke* Kathleen M. Burke	Trustee	March 12, 2025

/s/ Mark Manoff* Mark Manoff	Trustee	March 12, 2025

/s/ Jonathan Morgan* Jonathan Morgan	Trustee	March 12, 2025

*By: Grove Stafford Chief Compliance Officer and Secretary As Agent or Attorney-in-Fact