Form 10-Q
period 2025-03-31
T. Rowe Price OHA Select Private Credit Fund
filed 2025-05-07
CIK 1901164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
There were 2,888,012, 697,265 and 45,089,526 of Class S, Class D, and Class I shares of the registrant’s common shares, respectively, outstanding as of May 7, 2025. Common shares outstanding exclude May 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of	As of
	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $2,178,843 and $2,051,457 at March 31, 2025 and December 31, 2024, respectively)	$2,170,738	$2,053,427
Cash, cash equivalents and restricted cash	61,839	62,157
Interest receivable	20,164	26,679
Deferred financing costs	8,962	8,557
Deferred offering costs	61	220
Receivable for investments sold	616	9,890
Derivative assets, at fair value (Note 5)	2,801	790
Total assets	$2,265,181	$2,161,720

LIABILITIES
Debt (net of unamortized debt issuance costs of $2,914 and $3,093, at March 31, 2025 and December 31, 2024, respectively)	$925,332	$913,053
Payable for investments purchased	44,816	82
Interest and debt fee payable	7,851	21,969
Distribution payable	19,471	14,313
Management fee payable	3,783	3,494
Income incentive fee payable	4,144	4,478
Distribution and/or shareholder servicing fees payable	51	33
Due to counterparty	2,160	—
Accrued expenses and other liabilities	4,760	3,669
Total liabilities	$1,012,368	$961,091

Commitments and contingencies (Note 9)

NET ASSETS
Common shares, $0.01 par value (45,976,757 and 43,472,573 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	$460	$435
Additional paid in capital	1,265,939	1,197,185
Distributable earnings (loss)	(13,586)	3,009
Total net assets	$1,252,813	$1,200,629
Total liabilities and net assets	$2,265,181	$2,161,720

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of	As of
	March 31, 2025	December 31, 2024
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$1,177,939	$1,154,985
Common shares outstanding ($0.01 par value, unlimited shares authorized)	43,228,970	41,819,813
Net asset value per share	$27.25	$27.62
Class S Shares:
Net assets	$68,379	$45,644
Common shares outstanding ($0.01 par value, unlimited shares authorized)	2,509,425	1,652,760
Net asset value per share	$27.25	$27.62
Class D Shares:
Net assets	$6,495	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	238,362	—
Net asset value per share	$27.25	$—

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment income from non-controlled / non-affiliated investments:
Interest income	$56,325	$39,699
Other income	1,263	3,162
Total investment income	57,588	42,861

Expenses:
Interest and debt fee expense	$17,966	$11,137
Management fees	3,783	2,344
Income incentive fee	4,144	3,363
Distribution and shareholder servicing fees
Class S	126	—
Class D	2	—
Professional fees	464	278
Board of Trustees fees	97	97
Administrative service expenses	513	413
Other general & administrative expenses	765	1,001
Amortization of deferred offering costs	159	756
Total expenses before fee waivers and expense support	28,019	19,389
Expense support	—	(477)
Recoupment of expense support	1,020	—
Management fees waiver	—	(2,344)
Income incentive fee waiver	—	(3,363)
Total expenses net of fee waivers and expense support	29,039	13,205
Net investment income	28,549	29,656

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(2,497)	129
Foreign currency transactions	(317)	146
Foreign currency forward contracts	(1,354)	(61)
Net realized gain (loss)	(4,168)	214

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(10,075)	(1,942)
Foreign currency translation	6	—
Foreign currency forward contracts	(89)	905
Net change in unrealized appreciation (depreciation)	(10,158)	(1,037)
Net realized and unrealized gain (loss)	(14,326)	(823)
Net increase (decrease) in net assets resulting from operations	$14,223	$28,833

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Operations:
Net investment income	$28,549	$29,656
Net realized gain (loss)	(4,168)	214
Net change in unrealized appreciation (depreciation)	(10,158)	(1,037)
Net increase (decrease) in net assets resulting from operations	14,223	28,833
Distributions to common shareholders:
Class I	(29,381)	(24,776)
Class S	(1,384)	—
Class D	(53)	—
Net decrease in net assets resulting from distributions	(30,818)	(24,776)
Share transactions:
Class I:
Proceeds from shares sold	35,413	125,122
Repurchase of shares	—	—
Distribution reinvestment	3,286	999
Net increase (decrease) in net assets from share transactions	38,699	126,121
Class S:
Proceeds from shares sold	22,770	—
Repurchase of shares	—	—
Distribution reinvestment	780	—
Net increase (decrease) in net assets from share transactions	23,550	—
Class D:
Proceeds from shares sold	6,530	—
Repurchase of shares	—	—
Distribution reinvestment	—	—
Net increase (decrease) in net assets from share transactions	6,530	—
Total increase (decrease) in net assets	52,184	130,178
Net assets, beginning of period	1,200,629	704,431
Net assets, end of period	$1,252,813	$834,609

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$14,223	$28,833
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	10,075	1,942
Net unrealized (appreciation) depreciation on foreign currency forward contracts	89	(905)
Net unrealized (appreciation) depreciation on foreign currency	(6)	—
Net realized (gain) loss on investments	2,497	(129)
Net realized (gain) loss on foreign currency	317	(146)
Net realized (gain) loss on foreign currency forward contracts	1,354	61
Payment-in-kind interest capitalized	(2,829)	(758)
Net accretion of discount and amortization of premium	(2,266)	(2,832)
Amortization of deferred financing costs and debt issuance costs	758	394
Amortization of deferred offering costs	159	756
Purchases of investments	(184,498)	(303,544)
Proceeds from sale of investments and principal repayments	59,710	96,982
Net proceeds from settlement of foreign currency forward contracts	(1,354)	(61)
Changes in operating assets and liabilities:
Interest receivable	6,515	1,942
Other assets	—	(7,234)
Due to counterparty	2,160	—
Management fee payable	289	—
Incentive fee payable	(334)	—
Distribution and/or shareholder servicing fees payable	18	—
Receivable for investments sold	9,274	6,837
Payable for investments purchased	44,734	135,654
Interest and debt fee payable	(14,118)	(289)
Accrued expenses and other liabilities	1,091	(3,368)
Net cash provided by (used in) operating activities	(52,142)	(45,865)

Cash flows from financing activities:
Borrowings of debt	60,000	296,451
Repayments of debt	(50,000)	(349,984)
Payments of financing costs	(984)	(170)
Payments of offering costs	—	(218)
Proceeds from issuance of common shares	64,713	126,121
Distributions paid in cash	(21,594)	(24,194)
Proceeds (payments) from foreign currency settlements	(317)	146
Net cash provided by (used in) financing activities	51,818	48,152
Net increase (decrease) in cash, cash equivalents and restricted cash	(324)	2,287
Effect of foreign currency exchange rates	6	—
Cash, cash equivalents and restricted cash, beginning of period	62,157	105,456
Cash, cash equivalents and restricted cash, end of period	$61,839	$107,743

Supplemental information and non-cash activities:
Interest paid during the period	$30,851	$9,239

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash paid for excise taxes during the period	$125	$266
Distributions declared and payable	$19,471	$12,155
Distributions reinvested during the period	$4,066	$999
See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC	(4) (5)	S +	4.75%		9.05%	9/30/2030	$5,771	$5,744	$5,771	0.46%
Evergreen IX Borrower 2023 LLC	(4) (5) (7)	S +	4.75%		9.05%	9/30/2030	7,844	7,739	7,844	0.63
Evergreen IX Borrower 2023 LLC	(4) (5) (6)	S +	4.75%		9.05%	10/1/2029	877	(10)	—	—
Farsound Aviation Limited	(4) (5) (9)	S +	5.25%		9.57%	12/3/2031	17,076	16,912	16,905	1.35
Farsound Aviation Limited	(4) (5) (6) (9)	S +	5.25%		9.57%	12/3/2031	3,105	—	(31)	—
Mantech International CP	(4) (5) (7)	S +	5.00%		9.29%	9/14/2029	26,621	26,207	26,621	2.12
Mantech International CP	(4) (5) (6)	S +	5.00%		9.29%	9/14/2029	4,137	(68)	—	—
Mantech International CP	(4) (5) (6)	S +	5.00%		9.29%	9/14/2028	3,238	(43)	—	—
STS Aviation Group	(4) (5) (6)	S +	5.00%		9.30%	10/8/2031	1,100	—	(5)	—
STS Aviation Group	(4) (5)	S +	5.00%		9.30%	10/8/2031	3,960	3,941	3,940	0.31
STS Aviation Group	(4) (5) (6)	S +	5.00%		9.30%	10/8/2030	440	256	256	0.02
								60,678	61,301	4.89
Automobile
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%		10.30%	11/15/2029	3,636	(27)	—	—
Mammoth Holdings, LLC	(4) (5) (7)	S +	6.00%		10.30%	11/15/2030	28,727	28,482	28,727	2.29
Mammoth Holdings, LLC	(4) (5)	S +	6.00%		10.29%	11/15/2030	7,220	7,160	7,220	0.58
NCWS Intermediate, Inc.	(4) (5) (6)	S +	5.50%	(2.25% PIK)	9.79%	12/31/2029	4,187	458	271	0.02
NCWS Intermediate, Inc.	(4) (5)	S +	5.50%	(2.25% PIK)	9.80%	12/31/2029	59,866	59,350	57,022	4.55
NCWS Intermediate, Inc.	(4) (5) (6)	S +	5.50%	(2.25% PIK)	9.79%	12/31/2029	6,978	1,759	1,487	0.12
Wheels Bidco, Inc.	(4) (5)	S +	5.50%		9.79%	11/3/2031	50,000	49,521	49,500	3.95
								146,703	144,227	11.51
Buildings and Real Estate
Associations, Inc.	(4) (5) (6)	S +	6.50%		11.08%	7/3/2028	775	573	573	0.05
Associations, Inc.	(4) (5) (6)	S +	6.50%		11.06%	7/3/2028	966	239	240	0.02
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	793	791	793	0.06
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	2,075	2,071	2,075	0.16
Associations, Inc.	(4) (5) (7)	S +	6.50%		11.06%	7/3/2028	12,413	12,408	12,413	0.99
								16,082	16,094	1.28

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Capital Equipment
AI Titan Parent Inc.	(4) (5) (6)	S +	4.75%		9.07%	8/29/2031	5,726	—	(29)	—
AI Titan Parent Inc.	(4) (5) (6)	S +	4.75%		9.07%	8/29/2031	3,579	(16)	(18)	—
AI Titan Parent Inc.	(4) (5)	S +	4.75%		9.07%	8/29/2031	28,632	28,498	28,489	2.28
Helix Acquisition Holdings, Inc.	(4) (5) (7)	S +	7.00%		11.42%	3/31/2030	12,392	12,191	12,392	0.99
IEM New Sub 2, LLC	(4) (5) (6)	S +	4.75%		9.05%	8/8/2030	8,558	(15)	(43)	—
IEM New Sub 2, LLC	(4) (5)	S +	4.75%		9.05%	8/8/2030	37,942	37,592	37,752	3.01
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%		9.80%	12/19/2029	1,356	465	475	0.04
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%		9.80%	12/19/2030	2,026	1,110	1,127	0.09
Ohio Transmission Corporation	(4) (5) (7)	S +	5.50%		9.83%	12/19/2030	10,180	10,085	10,180	0.81
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%		10.04%	2/13/2031	4,180	2,636	2,673	0.21
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%		10.05%	2/13/2030	4,187	245	279	0.02
Truck-Lite Co., LLC	(4) (5)	S +	5.75%		10.07%	2/13/2031	38,339	38,002	38,339	3.06
								130,793	131,616	10.51
Cargo Transport
LaserShip, Inc.	(4)	S +	6.25%		10.55%	1/2/2029	5,737	5,403	5,701	0.46
LaserShip, Inc.	(4)	S +	8.00%	(4.00% PIK)	12.30%	1/2/2029	26,366	23,599	16,567	1.32
								29,002	22,268	1.78
Chemicals, Plastics and Rubber
ASP Unifax Holdings, Inc.	(4)	S +	7.75%	(4.75% PIK)	12.05%	9/28/2029	23,453	22,553	22,789	1.82
BCPE HIPH Parent, Inc.	(4) (5) (6)	S +	5.75%		10.07%	10/7/2030	2,323	1,961	1,991	0.16
BCPE HIPH Parent, Inc.	(4) (5) (7)	S +	5.75%		10.07%	10/7/2030	6,225	6,146	6,178	0.49
Meridian Adhesives Group, Inc.	(4) (5)	S +	5.75%		10.05%	9/3/2029	299	299	298	0.02
Meridian Adhesives Group, Inc.	(4) (5) (7)	S +	5.75%		10.05%	9/3/2029	16,783	16,363	16,783	1.34
Meridian Adhesives Group, Inc.	(4) (5)	S +	5.75%		10.05%	9/3/2029	1,634	1,597	1,634	0.13
Peaches Acquisition Corporation	(4) (5)	S +	7.50%		11.82%	8/1/2028	9,633	9,561	9,343	0.75
								58,480	59,016	4.71
Construction & Building
FloWorks International	(4) (5)	S +	4.75%		9.07%	11/26/2031	15,111	15,039	15,035	1.20
FloWorks International	(4) (5) (6)	S +	4.75%		9.07%	11/26/2031	1,889	—	(9)	—
NRO Holdings III Corp.	(4) (5)	S +	5.25%		9.55%	7/15/2031	27,616	27,360	27,478	2.19
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		9.55%	7/15/2031	8,673	—	(43)	—
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		9.55%	7/15/2030	4,379	(39)	(22)	—
								42,360	42,439	3.39

Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.46%	6/23/2028	4,315	4,265	4,110	0.33
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.46%	6/23/2028	7,654	7,593	7,291	0.58

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	7.00%	(3.25% PIK)	11.46%	6/23/2028		16,558	16,287	15,771	1.26
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	7.00%	(3.25% PIK)	11.46%	6/23/2028		5,502	5,412	5,241	0.42
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		9.20%	3/20/2030		3,144	(7)	—	—
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		9.17%	3/20/2030		3,144	893	922	0.07
Poly-Wood, LLC	(4) (5) (7) (8)	S +	4.88%		9.20%	3/20/2030		16,600	16,437	16,600	1.33
									50,880	49,935	3.99
Containers, Packaging and Glass
Ascend Buyer LLC	(4) (5)	S +	5.75%		10.05%	9/29/2028		179	178	178	0.01
Ascend Buyer LLC	(4) (5) (6)	S +	5.75%		10.05%	9/29/2028		358	(2)	(2)	—
PPC Flexible Packaging	(4) (5) (7) (8)	S +	6.00%		10.30%	9/30/2028		4,008	3,950	4,008	0.32
									4,126	4,184	0.33
Ecological
Rock Star Mergersub, LLC	(4) (5)	S +	4.75%		9.05%	12/15/2031		15,454	15,379	15,377	1.23
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		9.15%	12/15/2031		2,102	287	286	0.02
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		9.05%	12/15/2031		4,945	—	(24)	—
									15,666	15,639	1.25
Finance
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.75%		9.20%	12/29/2028		9,989	2,121	2,164	0.17
Beacon Pointe Advisors, LLC	(4) (5) (7) (8)	S +	4.75%		9.07%	12/29/2028		10,081	9,911	10,081	0.81
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%		9.07%	12/29/2028		3,954	3,887	3,954	0.32
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.75%		9.07%	12/29/2027		1,075	(15)	—	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%		9.07%	12/29/2028		1,128	1,118	1,128	0.09
Sedgwick Claims Management Services, Inc.	(4) (8)	S +	3.00%		7.31%	7/31/2031		10,400	10,361	10,378	0.83
Shelby Automotive Holdings Corp.	(4) (5) (6)	S +	5.25%		9.57%	6/29/2028		15,085	13,081	13,252	1.06
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	5.25%		9.57%	6/29/2027		1,564	(15)	—	—
Spectrum Automotive Holdings, Corp.	(4) (5) (7) (8)	S +	5.25%		9.57%	6/29/2028		41,006	40,523	41,006	3.27
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%		9.57%	6/29/2028		11,432	11,286	11,432	0.91
									92,258	93,395	7.46
Healthcare, Education and Childcare
123Dentist Inc.	(4) (5) (6) (8) (9)	C +	5.00%		7.72%	8/9/2029	CAD	5,990	1,730	1,753	0.14
123Dentist Inc.	(4) (5) (8) (9)	C +	5.00%		7.72%	8/9/2029	CAD	955	686	660	0.05
AmeriVet Partners Management, Inc.	(4) (5) (7) (8)	S +	5.25%		9.72%	2/25/2028		9,280	9,280	9,211	0.73
Antylia Scientific	(4) (5)	S +	5.50%		10.07%	11/1/2028		2,244	2,214	2,222	0.18
Antylia Scientific	(4) (5) (6)	S +	5.50%		10.08%	10/30/2026		244	(2)	(2)	—
Antylia Scientific	(4) (5)	S +	5.50%		10.07%	11/1/2028		188	186	186	0.01
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.80%	12/17/2029		9,139	9,078	9,116	0.73
CNSI Holdings, LLC	(4) (5) (6)	S +	5.50%		9.80%	12/17/2029		26,444	—	(66)	(0.01)
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.80%	12/17/2029		12,884	12,745	12,852	1.03

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
CNSI Holdings, LLC	(4) (5) (6)	S +	5.50%		9.80%	12/17/2029	2,999	768	792	0.06
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.80%	12/17/2029	12,164	11,984	12,134	0.97
Coding Solutions Acquistion Inc.	(4) (5)	S +	5.00%		9.25%	8/7/2031	10,394	10,306	10,342	0.82
Coding Solutions Acquistion Inc.	(4) (5) (6)	S +	5.00%		9.25%	8/7/2031	1,588	(12)	(8)	—
Coding Solutions Acquistion Inc.	(4) (5) (6)	S +	5.00%		9.33%	8/7/2031	992	859	863	0.07
Color Intermediate, LLC	(4) (5) (7)	S +	4.75%		9.15%	10/4/2029	5,857	5,702	5,857	0.47
CPI Holdco, LLC	(4) (5) (6) (8)	S +	5.50%		10.08%	11/1/2028	11,104	9,735	9,656	0.77
CPI Holdco, LLC	(4) (5) (7) (8)	S +	5.50%		10.07%	11/1/2028	46,821	45,724	46,352	3.70
CPI Holdco, LLC	(4) (5)	S +	5.50%		10.07%	11/1/2028	4,728	4,617	4,681	0.37
CPI Holdco, LLC	(4) (5) (6)	S +	5.50%		10.07%	10/30/2026	5,108	(89)	(51)	—
Gateway US Holdings, Inc.	(4) (5) (7)	S +	4.75%		9.05%	9/22/2028	7,979	7,954	7,979	0.64
Gateway US Holdings, Inc.	(4) (5) (6)	S +	4.75%		9.05%	9/22/2028	325	(1)	—	—
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		9.05%	9/22/2028	416	415	416	0.03
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		9.05%	9/22/2028	1,833	1,827	1,833	0.15
Medvet Associates LLC	(4) (5) (7)	S +	4.75%		9.07%	6/25/2031	56,000	55,743	56,000	4.47
Medvet Associates LLC	(4) (5) (6)	S +	4.75%		9.07%	6/25/2031	14,000	—	—	—
Model N, Inc.	(4) (5)	S +	4.75%		9.05%	6/27/2031	28,176	28,046	28,035	2.24
Model N, Inc.	(4) (5) (6)	S +	4.75%		9.05%	6/27/2031	3,082	(14)	(15)	—
Model N, Inc.	(4) (5) (6)	S +	4.75%		9.05%	6/27/2031	5,779	—	(29)	—
Next Holdco, LLC	(4) (5) (7)	S +	5.25%		9.55%	11/12/2030	11,857	11,756	11,797	0.94
Next Holdco, LLC	(4) (5) (6)	S +	5.25%		9.55%	11/12/2030	3,071	(37)	(15)	—
Next Holdco, LLC	(4) (5) (6)	S +	5.25%		9.55%	11/9/2029	1,153	(13)	(6)	—
Next Holdco, LLC	(4)	S +	5.25%		9.55%	11/12/2030	2,992	2,978	2,977	0.24
Packaging Coordinators Midco, Inc.	(4) (5)	S +	4.75%		9.04%	1/22/2032	30,640	30,565	30,257	2.41
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		9.04%	1/22/2032	12,907	—	(161)	(0.01)
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		9.04%	1/22/2032	3,086	(8)	(39)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		9.04%	1/22/2032	3,367	(16)	(42)	—
PetVet Care Centers, LLC	(4) (5)	S +	6.00%		10.32%	11/15/2030	24,665	24,455	24,049	1.92
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		10.32%	11/15/2030	3,258	—	(81)	(0.01)
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		10.32%	11/15/2029	3,258	(24)	(81)	(0.01)
PPV Intermediate Holdings LLC	(4) (5) (6)	S +	5.25%		9.55%	8/31/2029	10,000	3,899	3,918	0.31
PPV Intermediate Holdings LLC	(4) (5) (7) (8)	S +	5.75%		10.06%	8/31/2029	40,744	40,258	40,744	3.25
PPV Intermediate Holdings LLC	(4) (5) (6)	S +	5.75%		10.06%	8/31/2029	2,732	(30)	—	—
PPV Intermediate Holdings LLC	(4) (5)	S +	6.00%		10.31%	8/31/2029	3,211	3,210	3,211	0.26
TecoStar Holdings, Inc.	(4) (5)	S +	8.00%	(4.50% PIK)	12.29%	7/6/2029	16,924	16,583	16,924	1.35
								353,057	354,221	28.27

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
High Tech
Banyan Software Holdings LLC	(4) (5)	S +	5.25%		9.57%	1/2/2031	15,217	15,144	15,141	1.21
Banyan Software Holdings LLC	(4) (5) (6)	S +	5.25%		9.57%	1/2/2031	1,630	(8)	(8)	—
Banyan Software Holdings LLC	(4) (5) (6)	S +	5.25%		9.57%	1/2/2031	8,152	3,152	3,127	0.25
Bottomline Technologies Inc.	(4) (5) (7)	S +	5.25%		9.55%	5/14/2029	11,378	11,115	11,378	0.91
Bottomline Technologies Inc.	(4) (5) (6)	S +	5.25%		9.55%	5/15/2028	972	(20)	—	—
Bottomline Technologies Inc.	(4) (5) (7)	S +	5.75%		10.05%	5/14/2029	2,093	2,074	2,093	0.17
CentralSquare Technologies, LLC	(4) (5) (6)	S +	5.75%		10.04%	4/12/2030	1,929	(20)	(10)	—
CentralSquare Technologies, LLC	(4) (5)	S +	6.25%	(3.38% PIK)	10.57%	4/12/2030	17,454	17,271	17,367	1.39
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		9.04%	10/30/2028	17,741	12,337	12,425	0.99
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		9.04%	10/30/2028	890	93	99	0.01
Community Brands ParentCo, LLC	(4) (5) (6)	S +	5.00%		9.30%	7/1/2031	3,168	(14)	—	—
Community Brands ParentCo, LLC	(4) (5) (6)	S +	5.00%		9.30%	7/1/2031	1,579	(14)	—	—
Community Brands ParentCo, LLC	(4) (5) (7)	S +	5.00%		9.30%	7/1/2031	15,181	15,043	15,181	1.21
CSAT Solutions Holding LLC	(4) (5) (8)	S +	8.25%	(2.25% PIK)	15.09%	6/30/2028	8,583	8,521	8,412	0.67
CSAT Solutions Holding LLC	(4) (5) (6)	S +	8.25%	(2.25% PIK)	14.94%	6/30/2028	1,159	610	595	0.05
Diligent Corporation	(4) (5) (7)	S +	5.00%		9.31%	8/2/2030	38,948	38,688	38,850	3.10
Diligent Corporation	(4) (5) (6)	S +	5.00%		9.31%	8/2/2030	4,848	(31)	(12)	—
Diligent Corporation	(4) (5) (7)	S +	5.00%		9.31%	8/2/2030	6,677	6,632	6,660	0.53
Diligent Corporation	(4) (5) (6)	S +	5.00%		9.31%	8/2/2030	2,565	(16)	(6)	—
Drive Centric Holdings, LLC	(4) (5) (6)	S +	4.75%		9.07%	8/15/2031	4,118	(19)	(10)	—
Drive Centric Holdings, LLC	(4) (5)	S +	4.75%		9.07%	8/15/2031	30,884	30,739	30,806	2.46
Eagan Sub, Inc.	(4) (5) (6)	S +	5.25%		9.55%	6/1/2029	2,267	(24)	—	—
Eagan Sub, Inc.	(4) (5) (7)	S +	5.25%		9.55%	6/3/2030	11,163	11,028	11,163	0.89
Everbridge Holdings, LLC	(4) (5) (7)	S +	5.00%		9.31%	7/2/2031	15,744	15,707	15,704	1.25
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		9.31%	7/2/2031	3,942	1,539	1,537	0.12
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		9.31%	7/2/2031	1,578	(4)	(4)	—
Granicus, Inc.	(4) (5) (6)	S +	5.25%	(2.25% PIK)	9.54%	1/17/2031	702	(3)	—	—
Granicus, Inc.	(4) (5) (8)	S +	5.75%	(2.25% PIK)	10.04%	1/17/2031	5,035	5,014	5,035	0.40
Granicus, Inc.	(4) (5)	S +	5.25%	(2.25% PIK)	9.54%	1/17/2031	12,360	12,360	12,329	0.98
Granicus, Inc.	(4) (5) (6)	S +	5.25%	(2.25% PIK)	9.54%	1/17/2031	4,469	—	(11)	—
Greenway Health, LLC	(4) (5) (7)	S +	6.75%		11.05%	4/1/2029	12,118	11,923	12,208	0.98
GS AcquisitionCo, Inc.	(4) (5) (7)	S +	5.25%		9.55%	5/25/2028	18,436	18,244	18,344	1.46
GS AcquisitionCo, Inc.	(4) (5) (6)	S +	5.25%		9.55%	5/25/2028	333	(3)	(2)	—
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%		9.92%	12/29/2028	1,567	1,534	1,548	0.12
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%		9.92%	12/29/2028	159	155	156	0.01
Ministry Brands Purchaser, LLC	(4) (5) (6)	S +	5.50%		9.92%	12/30/2027	155	(3)	(2)	—
MRI Software LLC	(4) (5) (6)	S +	4.75%		9.05%	2/10/2027	2,669	131	128	0.01

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
MRI Software LLC	(4) (5) (6)	S +	4.75%	9.05%	2/10/2027		2,936	903	881	0.07
MRI Software LLC	(4) (5) (7)	S +	4.75%	9.05%	2/10/2027		10,628	10,539	10,548	0.84
MRI Software LLC	(4) (5) (7)	S +	4.75%	9.05%	2/10/2027		34,212	34,074	33,955	2.71
PDI TA Holdings, Inc.	(4) (5) (7) (8)	S +	5.50%	9.79%	2/3/2031		5,635	5,605	5,635	0.45
PDI TA Holdings, Inc.	(4) (5)	S +	5.50%	9.82%	2/3/2031		324	320	324	0.03
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.50%	9.79%	2/3/2031		317	40	42	—
Revalize, Inc.	(4) (5) (6)	S +	5.75%	10.19%	4/15/2027		306	178	171	0.01
Revalize, Inc.	(4) (5) (7) (8)	S +	5.75%	10.19%	4/15/2027		2,024	1,988	1,938	0.16
Revalize, Inc.	(4) (5) (7) (8)	S +	5.75%	10.19%	4/15/2027		449	439	430	0.04
								292,961	294,145	23.48
Insurance
Alera Group Holdings, Inc.	(4) (5) (7)	S +	5.25%	9.57%	10/2/2028		1,265	1,233	1,265	0.10
Alera Group Holdings, Inc.	(4) (5)	S +	5.75%	10.07%	10/2/2028		19,037	18,976	19,227	1.54
Alera Group Holdings, Inc.	(4) (5) (7)	S +	5.25%	9.57%	10/2/2028		5,757	5,703	5,757	0.46
Alera Group Holdings, Inc.	(4) (5) (7) (8)	S +	5.25%	9.57%	10/2/2028		22,548	22,248	22,548	1.80
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%	9.31%	8/25/2028		146	(1)	—	—
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%	9.31%	8/25/2028		20	—	—	—
Integrity Marketing Acquisition, LLC	(4) (5)	S +	5.00%	9.31%	8/25/2028		11,740	11,677	11,740	0.94
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (6)	S +	5.50%	9.82%	11/1/2028		36,996	32,807	32,941	2.63
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	S +	5.50%	9.82%	11/1/2028		1,250	1,232	1,250	0.10
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	S +	5.50%	9.82%	11/1/2028		3,129	3,083	3,129	0.25
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7)	S +	5.50%	9.81%	11/1/2028		11,123	10,964	11,099	0.89
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7) (8)	S +	5.50%	9.82%	11/1/2028		3,107	3,062	3,107	0.25
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (6)	S +	5.50%	9.81%	11/1/2027		532	(6)	—	—
RSC Acquisition, Inc.	(4) (5) (6)	S +	4.75%	9.05%	11/1/2029		20,081	786	775	0.06
RSC Acquisition, Inc.	(4) (5) (6)	S +	4.75%	9.05%	11/1/2029		3,500	(15)	(18)	—
RSC Acquisition, Inc.	(4) (5)	S +	4.75%	9.06%	11/1/2029		5,934	5,888	5,904	0.47
RSC Acquisition, Inc.	(4) (5)	S +	4.75%	9.05%	11/1/2029		10,747	10,747	10,693	0.85
RSC Acquisition, Inc.	(4) (5)	S +	4.75%	9.04%	11/1/2029		4,178	4,179	4,158	0.33
RSC Acquisition, Inc.	(4) (5)	S +	4.75%	9.04%	11/1/2029		672	672	669	0.05
RSC Acquisition, Inc.	(4) (5)	S +	4.75%	9.04%	11/1/2029		11,376	11,325	11,319	0.90
Shelf Bidco Ltd.	(4) (5) (8) (9)	S +	5.00%	9.30%	8/21/2031		58,716	58,436	58,423	4.66
THG Acquisition, LLC	(4) (5)	S +	4.75%	9.07%	10/31/2031		14,988	14,918	14,913	1.19
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%	9.07%	10/31/2031		3,341	59	42	—
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%	9.07%	10/31/2031		1,671	69	68	0.01
								218,042	219,009	17.48
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V.	(4) (5) (9)	E +	5.50%	8.29%	5/29/2031	EUR	24,615	25,821	26,456	2.11

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Circana Group, L.P.	(4) (5) (7)	S +	5.00%		9.31%	12/1/2028		23,258	22,870	23,258	1.86
Circana Group, L.P.	(4) (5) (6)	S +	5.00%		9.32%	12/1/2027		1,507	150	169	0.01
Iconic Purchaser Corporation	(4) (5) (7)	S +	6.50%	(1.50% PIK)	10.79%	11/16/2028		3,969	3,733	3,733	0.30
Iconic Purchaser Corporation	(4) (5) (7)	S +	6.50%	(1.50% PIK)	10.79%	11/16/2028		3,969	3,860	3,860	0.31
Iconic Purchaser Corporation	(4) (5) (6)	S +	5.50%		9.91%	11/16/2028		292	(9)	(11)	—
									56,425	57,465	4.59
Printing and Publishing
Recorded Books Inc.	(4) (5)	S +	5.75%		10.04%	12/15/2028		5,897	5,842	5,897	0.47
Recorded Books Inc.	(4) (5) (6)	S +	5.75%		10.07%	6/15/2028		1,557	985	1,001	0.08
Recorded Books Inc.	(4) (5) (7)	S +	5.75%		10.06%	12/15/2028		19,002	18,747	19,002	1.52
									25,574	25,900	2.07
Retail Stores
D&D Buyer LLC	(4) (5) (8)	S +	6.50%		10.90%	10/4/2028		18,122	17,916	18,122	1.45
D&D Buyer LLC	(4) (5) (6)	S +	6.50%		10.89%	10/4/2028		4,598	3,043	3,084	0.24
D&D Buyer LLC	(4) (5) (6)	S +	6.50%		10.90%	10/4/2028		1,974	571	592	0.05
Follett Corporation	(4) (5)	S +	7.00%	(3.00% PIK)	11.42%	2/1/2027		10,249	10,220	9,583	0.76
New Look Vision Group, Inc.	(4) (5) (7) (8) (9)	C +	6.00%	(2.00% PIK)	8.98%	5/26/2028	CAD	8,222	5,875	5,629	0.45
New Look Vision Group, Inc.	(4) (5) (6) (9)	C +	5.50%		8.50%	5/26/2026	CAD	1,125	235	207	0.02
New Look Vision Group, Inc.	(4) (5) (8) (9)	C +	5.50%		8.48%	5/26/2028	CAD	548	396	374	0.03
New Look Vision Group, Inc.	(4) (5) (7) (8) (9)	S +	5.50%		9.95%	5/26/2028		350	335	344	0.03
New Look Vision Group, Inc.	(4) (5) (7) (8) (9)	C +	5.50%		8.48%	5/26/2028	CAD	1,052	751	718	0.06
New Look Vision Group, Inc.	(4) (5) (9)	S +	6.00%	(2.00% PIK)	10.45%	5/26/2028		40	38	39	—
TC Signature Holdings, LLC	(4) (5)	S +	6.50%		10.82%	5/4/2028		797	779	797	0.06
TC Signature Holdings, LLC	(4) (5)	S +	9.50%	(3.00% PIK)	14.06%	5/4/2028		14,013	13,918	11,351	0.90
TC Signature Holdings, LLC	(4) (5) (6)	S +	9.50%	(3.00% PIK)	14.06%	5/4/2028		1,552	—	(295)	(0.02)
									54,077	50,545	4.03
Services: Business
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.75%		9.07%	6/3/2030		3,424	(22)	—	—
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.75%		9.07%	6/3/2031		2,443	(3)	—	—
Baker Tilly Advisory Group, LP	(4) (5) (7)	S +	4.75%		9.07%	6/3/2031		16,151	16,042	16,151	1.29
Cheval Blanc Holdings Company	(4) (5)			(14.50% PIK)	14.50%	10/30/2030		9,929	9,632	9,631	0.77
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.75%		9.06%	9/8/2031		3,854	(18)	(19)	—
Eclipse Buyer Inc.	(4) (5)	S +	4.75%		9.06%	9/8/2031		22,738	22,525	22,625	1.80
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.75%		9.06%	9/6/2031		1,955	(18)	(10)	—
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		9.29%	1/21/2030		1,431	(12)	—	—
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		9.29%	1/20/2031		5,705	2,378	2,399	0.19
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%		9.29%	1/20/2031		17,567	17,414	17,567	1.40
GC Waves Holdings, Inc.	(4) (5) (7) (8)	S +	4.75%		9.17%	10/4/2030		14,456	14,267	14,384	1.15

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
GC Waves Holdings, Inc.	(4) (5) (6)	S +	4.75%		9.17%	8/13/2026		676	—	(3)	—
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		11.07%	4/19/2029		1,322	736	756	0.06
GI Apple Midco LLC	(4) (5) (7)	S +	6.75%		11.07%	4/19/2030		8,537	8,399	8,622	0.69
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		11.07%	4/19/2030		1,886	179	224	0.02
IG Investment Holdings, LLC	(4) (5) (7)	S +	5.00%		9.29%	9/22/2028		29,229	29,123	29,229	2.33
IG Investment Holdings, LLC	(4) (5) (6)	S +	5.00%		9.29%	9/22/2028		698	(5)	—	—
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.32%	9/2/2031		3,668	(8)	(37)	—
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.32%	9/2/2031		1,467	(13)	(15)	—
Jensen Hughes Inc.	(4) (5)	S +	5.00%		9.32%	8/30/2031		13,009	12,887	12,879	1.03
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.32%	9/2/2031		856	—	(9)	—
JS Held, LLC	(4) (5) (6)	S +	5.50%		9.95%	12/1/2026		452	—	—	—
JS Held, LLC	(4) (5) (8)	S +	5.50%		9.95%	6/1/2028		12,565	12,565	12,565	1.00
PT Intermediate Holdings III, LLC	(4) (5) (7) (8)	S +	5.00%	(1.75% PIK)	9.30%	4/9/2030		16,445	16,408	16,281	1.30
PT Intermediate Holdings III, LLC	(4) (5) (6)	S +	5.00%	(1.75% PIK)	9.30%	4/9/2030		836	(1)	(8)	—
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		9.56%	4/1/2030		1,193	(7)	(6)	—
Rimkus Consulting Group Inc.	(4) (5)	S +	5.25%		9.55%	4/1/2031		8,883	8,823	8,839	0.70
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		9.55%	4/1/2031		2,236	354	345	0.03
Speed Midco 3 S.a r.l.	(4) (5) (7) (9)	E +	4.95%		7.33%	6/5/2031	EUR	15,595	16,563	16,804	1.34
Speed Midco 3 S.a r.l.	(4) (5) (7) (9)	S +	4.95%		9.17%	6/5/2031		36,747	36,576	36,655	2.92
Speed Midco 3 S.a r.l.	(4) (5) (7) (9)	SN +	4.95%		9.41%	5/16/2029	GBP	2,498	3,145	3,217	0.26
STV Group, Inc.	(4) (5) (6)	S +	5.00%		9.32%	3/20/2031		3,256	(4)	(16)	—
STV Group, Inc.	(4) (5)	S +	5.00%		9.32%	3/20/2031		11,281	11,181	11,225	0.89
STV Group, Inc.	(4) (5) (6)	P +	5.00%		11.50%	3/20/2030		2,279	469	477	0.04
USIC Holdings Inc.	(4) (5)	S +	5.50%		9.81%	9/10/2031		42,045	41,847	41,834	3.34
USIC Holdings Inc.	(4) (5) (6)	S +	5.25%		9.56%	9/10/2031		5,365	2,887	2,885	0.23
USIC Holdings Inc.	(4) (5) (6)	S +	5.50%		9.81%	9/10/2031		2,548	549	536	0.04
Ya Intermediate Holdings II, LLC	(4) (5) (6)	S +	5.00%		9.30%	10/1/2031		6,110	620	588	0.05
Ya Intermediate Holdings II, LLC	(4) (5) (6)	S +	5.00%		9.32%	10/1/2031		2,933	119	117	0.01
Ya Intermediate Holdings II, LLC	(4) (5)	S +	5.00%		9.31%	10/1/2031		14,630	14,491	14,484	1.16
									300,068	301,196	24.04
Services: Consumer
Bradyifs Holdings, LLC	(4) (5) (7)	S +	5.00%		9.29%	10/31/2029		31,141	30,884	31,141	2.49
Bradyifs Holdings, LLC	(4) (5) (6)	S +	5.00%		9.29%	10/31/2029		918	192	197	0.02
Crash Champions, LLC	(4) (8)	S +	4.75%		9.07%	2/23/2029		600	534	542	0.04
Denali Midco 2 LLC	(4) (5)	S +	5.25%		9.57%	12/22/2028		421	419	421	0.03
Denali Midco 2 LLC	(4) (5)	S +	5.25%		9.57%	12/22/2028		1,436	1,428	1,436	0.11
Denali Midco 2 LLC	(4) (5)	S +	5.25%		9.57%	12/22/2028		1,698	1,689	1,698	0.13
Denali Midco 2 LLC	(4) (5)	S +	5.25%		9.57%	12/22/2028		6,301	6,268	6,301	0.50

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Denali Midco 2 LLC	(4) (5)	S +	5.25%	9.57%	12/22/2028		1,962	1,952	1,962	0.16
Denali Midco 2 LLC	(4) (5)	S +	5.25%	9.57%	12/22/2028		842	838	842	0.07
Denali Midco 2 LLC	(4) (5) (6)	S +	5.25%	9.57%	12/22/2028		9,833	2,382	2,467	0.20
The Kleinfelder Group, Inc.	(4) (5) (7)	S +	5.00%	9.29%	11/28/2025		14,633	14,586	14,633	1.17
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%	9.29%	9/18/2028		1,938	(14)	—	—
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%	9.29%	9/18/2030		2,907	—	—	—
Nuevoco2, LLC	(4) (5)	S +	6.00%	10.42%	6/1/2029		99	98	98	0.01
Nuevoco2, LLC	(4) (5) (7)	S +	6.00%	10.42%	6/1/2029		14,790	14,667	14,679	1.17
Nuevoco2, LLC	(4) (5)	S +	6.00%	10.32%	6/1/2029		7,433	7,372	7,377	0.59
								83,295	83,794	6.69

Total First Lien Debt								$2,030,527	$2,026,389	161.75%

Second Lien Debt
Aerospace and Defense
Peraton Corp.	(4) (7)	S +	8.00%	12.43%	2/1/2029		$6,500	$6,482	$4,959	0.39%
Peraton Corp.	(4) (7)	S +	7.75%	12.18%	2/1/2029		17,160	16,974	13,031	1.04
								23,456	17,990	1.43
Banking
Orion Advisor Solutions, Inc.	(4) (5)	S +	7.50%	11.79%	9/24/2028		5,613	5,501	5,585	0.44
								5,501	5,585	0.44
Capital Equipment
Infinite Bidco LLC	(4) (7)	S +	7.00%	11.55%	3/2/2029		5,820	5,129	5,103	0.41
								5,129	5,103	0.41
Containers, Packaging and Glass
Berlin Packaging LLC	(4) (5)	E +	7.25%	9.61%	12/28/2029	EUR	2,176	2,292	2,315	0.19
Berlin Packaging LLC	(4) (5)	S +	6.75%	11.31%	12/28/2029		170	167	167	0.01
Berlin Packaging LLC	(4) (5)	E +	7.25%	9.61%	12/28/2029	EUR	369	389	393	0.03
								2,848	2,875	0.23
High Tech
Escape Velocity Holdings, Inc.	(4) (5) (7)	S +	7.50%	12.05%	10/8/2029		934	893	931	0.07
Gainwell Acquisition Corp.	(4) (5) (7)	S +	8.00%	12.39%	10/2/2028		1,260	1,232	1,172	0.09
Maverick Bidco Inc.	(4) (5) (7)	S +	6.75%	11.19%	5/18/2029		460	440	451	0.04
OceanKey (U.S.) II Corp.	(4) (5) (7)	S +	6.75%	11.17%	12/17/2029		2,240	2,114	2,229	0.18
Polaris Newco LLC	(4) (5) (7) (8)	S +	9.00%	13.41%	6/4/2029		59,935	58,164	58,736	4.69
								62,843	63,519	5.07
Services: Business
Vision Solutions, Inc.	(4)	S +	7.25%	11.80%	4/23/2029		11,400	10,579	11,013	0.88

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
							10,579	11,013	0.88
Services: Consumer
All My Sons Moving and Storage of Kansas LLC	(4) (5) (7)	S +	7.75%	12.19%	10/25/2029	1,740	1,692	1,727	0.14
Crash Champions, LLC	(8)			8.75%	2/15/2029	6,000	5,395	5,370	0.43
							7,087	7,097	0.57
Telecommunications
Vertical Bridge, LLC	(4)			8.87%	5/15/2024	2,900	2,900	3,023	0.24
							2,900	3,023	0.24

Total Second Lien Debt							$120,343	$116,205	9.27%

Preferred Equity
High Tech
Aptean, Inc.	(5)			13.50%			$18,612	$18,792	1.50
CSAT Solutions Holding LLC	(5)						238	238	0.02
							18,850	19,030	1.52
Media: Diversified & Production
Iconic Purchaser Corporation	(5) (7)			5.00%			526	526	0.04
Iconic Purchaser Corporation	(5) (7)						555	555	0.05
							1,081	1,081	0.09
Services: Business
Eclipse Buyer Inc.	(4) (5)			12.50%			6,371	6,362	0.51
Cheval Blanc Holdings Company	(4) (5)						1,671	1,671	0.13
							8,042	8,033	0.64

Total Preferred Equity							$27,973	$28,144	2.25%

Total Investments—non-controlled/non-affiliated							$2,178,843	$2,170,738	173.27%
Total Portfolio Investments							$2,178,843	$2,170,738	173.27%
(1)Unless otherwise indicated, issuers of debt investments held by the Company (which such term “Company” shall include the Company’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR including SOFR adjustment, if any, (“S”), SONIA ("SN"), CDOR (“C”), EURIBOR ("E"), or alternate base rate (commonly based on the U.S. Prime Rate ("P"), unless otherwise noted) at the borrower's option which generally resets periodically. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. For each such loan, the Company has provided the interest rate in effect on the date presented.
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

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
123Dentist Inc.	2024 CAD Incremental Delayed Draw Term Loan	08/09/2029	$2,634	$(705)
AI Titan Parent Inc.	Delayed Draw Term Loan	08/29/2031	5,726	(29)
AI Titan Parent Inc.	Revolver	08/29/2031	3,579	(18)
Antylia Scientific	Revolver	10/30/2026	244	(2)
Ascend Buyer LLC	2025 4th Amendment Revolver	09/29/2028	358	(2)
Associations, Inc.	2024 2nd Amendment Revolver	07/03/2028	201	—
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	07/03/2028	726	—
Baker Tilly Advisory Group, LP	Delayed Draw Term Loan	06/03/2031	2,443	—
Baker Tilly Advisory Group, LP	Revolver	06/03/2030	3,424	—
Banyan Software Holdings LLC	2024 1st Lien Delayed Draw Term Loan	01/02/2031	4,985	(25)
Banyan Software Holdings LLC	2024 Revolver	01/02/2031	1,630	(8)
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/07/2030	315	(2)
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	1,075	—
Beacon Pointe Advisors, LLC	2024 Delayed Draw Term Loan	12/29/2028	7,825	—
Bottomline Technologies Inc.	Revolver	05/15/2028	972	—
Bradyifs Holdings, LLC	2024 Delayed Draw Term Loan	10/31/2029	721	—
CentralSquare Technologies, LLC	2024 Revolver	04/12/2030	1,929	(10)
Chase Intermediate, LLC	2023 Delayed Draw Term Loan	10/30/2028	5,316	—
Chase Intermediate, LLC	2023 Revolver	10/30/2028	792	—
Circana Group, L.P.	2024 Revolver	12/01/2027	1,339	—
CNSI Holdings, LLC	2024 Delayed Draw Term Loan	12/17/2029	26,444	(66)
CNSI Holdings, LLC	Revolver	12/17/2029	2,199	(5)
Coding Solutions Acquistion Inc.	2024 Delayed Draw Term Loan	08/07/2031	1,588	(8)
Coding Solutions Acquistion Inc.	2024 Revolver	08/07/2031	124	(1)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	07/01/2031	3,168	—
Community Brands ParentCo, LLC	Revolver	07/01/2031	1,579	—
CPI Holdco, LLC	2021 Revolver	10/30/2026	5,108	(51)
CPI Holdco, LLC	2024 2nd Amendment Delayed Draw Term Loan	11/01/2026	1,337	(13)
CSAT Solutions Holding LLC	Revolver	06/30/2028	541	(11)
D&D Buyer LLC	Delayed Draw Term Loan	10/04/2028	1,513	—
D&D Buyer LLC	Revolver	10/04/2028	1,382	—
Denali Midco 2 LLC	2023 Incremental Delayed Draw Term Loan 5	12/22/2027	7,367	—
Diligent Corporation	2024 Delayed Draw Term Loan	08/02/2030	4,848	(12)
Diligent Corporation	2024 Revolver	08/02/2030	2,565	(6)
Drive Centric Holdings, LLC	Revolver	08/15/2031	4,118	(10)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Eagan Sub, Inc.	2023 Revolver	06/01/2029	2,266	—
Eclipse Buyer Inc.	2024 Delayed Draw Term Loan	09/08/2031	3,854	(19)
Eclipse Buyer Inc.	2024 Revolver	09/06/2031	1,955	(10)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2031	2,395	(6)
Everbridge Holdings, LLC	Revolver	07/02/2031	1,578	(4)
Evergreen IX Borrower 2023 LLC	Revolver	10/01/2029	877	—
Farsound Aviation Limited	2024 Delayed Draw Term Loan	12/03/2031	3,105	(31)
FloWorks International	2024 Delayed Draw Term Loan	11/26/2031	1,889	(9)
FR Vision Holdings, Inc.	Delayed Draw Term Loan	01/20/2031	3,306	—
FR Vision Holdings, Inc.	Revolver	01/21/2030	1,431	—
Gateway US Holdings, Inc.	Revolver	09/22/2028	325	—
GC Waves Holdings, Inc.	Revolver	08/13/2026	676	(3)
GI Apple Midco LLC	Delayed Draw Term Loan	04/19/2030	1,681	17
GI Apple Midco LLC	Revolver	04/19/2029	567	—
Granicus, Inc.	2024 7th Amendment Delayed Draw Term Loan	01/17/2031	4,469	(11)
Granicus, Inc.	2024 Revolver	01/17/2031	702	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	333	(2)
Iconic Purchaser Corporation	Revolver	11/15/2027	292	(11)
IEM New Sub 2, LLC	Delayed Draw Term Loan	08/08/2030	8,558	(43)
IG Investment Holdings, LLC	2024 Refinancing Revolver	09/22/2028	698	—
Integrity Marketing Acquisition, LLC	2024 15th Amendment Delayed Draw Term Loan	08/25/2028	146	—
Integrity Marketing Acquisition, LLC	2024 15th Amendment Incremental Revolver	08/25/2028	20	—
Jensen Hughes Inc.	2024 1st Lien Delayed Draw Term Loan	08/06/2031	856	(9)
Jensen Hughes Inc.	2024 Delayed Draw Term Loan	08/06/2031	3,668	(37)
Jensen Hughes Inc.	2024 Revolver	08/06/2031	1,467	(15)
JS Held, LLC	2019 Revolver	12/01/2026	452	—
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	3,636	—
Mantech International CP	2024 Delayed Draw Term Loan	09/14/2029	4,137	—
Mantech International CP	2024 Revolver Tranche A	09/14/2028	3,238	—
Medvet Associates LLC	Delayed Draw Term Loan	06/25/2031	14,000	—
Ministry Brands Purchaser, LLC	Revolver	12/30/2027	155	(2)
Model N, Inc.	2024 Delayed Draw Term Loan	06/27/2031	5,779	(29)
Model N, Inc.	2024 Revolver	06/27/2031	3,082	(15)
MRI Software LLC	2020 Revolver	02/10/2027	2,521	(19)
MRI Software LLC	2024 Delayed Draw Term Loan 6	02/10/2027	2,033	(15)
NCWS Intermediate, Inc.	2024 Delayed Draw Term Loan	12/31/2029	3,718	(177)
NCWS Intermediate, Inc.	2024 Revolver	12/31/2029	5,159	(245)
New Look Vision Group, Inc.	CAD Revolver	05/26/2026	592	(172)
Next Holdco, LLC	Delayed Draw Term Loan	11/12/2030	3,071	(15)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Next Holdco, LLC	Revolver	11/09/2029	1,152	(6)
NRO Holdings III Corp.	Delayed Draw Term Loan	07/15/2031	8,673	(43)
NRO Holdings III Corp.	Revolver	07/15/2030	4,379	(22)
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	899	—
Ohio Transmission Corporation	2023 Revolver	12/19/2028	882	—
Packaging Coordinators Midco, Inc.	2025 Delayed Draw Term Loan	01/22/2032	12,907	(161)
Packaging Coordinators Midco, Inc.	2025 Multicurrency Delayed Draw Term Loan	01/22/2032	3,367	(42)
Packaging Coordinators Midco, Inc.	2025 Revolver	01/22/2032	3,086	(39)
PDI TA Holdings, Inc.	2024 Revolver	02/03/2031	274	—
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/01/2027	532	—
Peter C. Foy & Associates Insurance Services, LLC	2024 Delayed Draw Term Loan E	11/01/2028	4,055	—
PetVet Care Centers, LLC	2023 Delayed Draw Term Loan	11/15/2030	3,258	(81)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	3,258	(81)
Poly-Wood, LLC	Delayed Draw Term Loan	03/20/2030	3,144	—
Poly-Wood, LLC	Revolver	03/20/2030	2,222	—
PPV Intermediate Holdings LLC	2024 2nd Amendment Delayed Draw Term Loan	08/31/2029	6,057	(15)
PPV Intermediate Holdings LLC	Revolver	08/31/2029	2,732	—
PT Intermediate Holdings III, LLC	2024 Delayed Draw Term Loan	04/09/2030	836	(8)
Recorded Books Inc.	2023 Revolver	06/15/2028	556	—
Revalize, Inc.	Revolver	04/15/2027	122	(5)
Rimkus Consulting Group Inc.	Delayed Draw Term Loan	04/01/2031	1,879	(9)
Rimkus Consulting Group Inc.	Revolver	04/01/2030	1,193	(6)
Rock Star Mergersub, LLC	Delayed Draw Term Loan	12/15/2031	4,945	(25)
Rock Star Mergersub, LLC	Revolver	12/15/2031	1,805	(9)
RSC Acquisition, Inc.	2024 Delayed Draw Term Loan	11/01/2029	19,206	(96)
RSC Acquisition, Inc.	2024 Revolver	11/01/2029	3,500	(18)
Shelby Automotive Holdings Corp.	2024 Tranche 3 Delayed Draw Term Loan	06/29/2028	1,834	—
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	1,564	—
STS Aviation Group	Delayed Draw Term Loan	10/08/2031	1,100	(6)
STS Aviation Group	Revolver	10/08/2030	182	(1)
STV Group, Inc.	2024 Delayed Draw Term Loan	03/20/2031	3,256	(16)
STV Group, Inc.	2024 Revolver	03/20/2030	1,791	(9)
TC Signature Holdings, LLC	Delayed Draw Term Loan	05/04/2028	1,552	(295)
The Kleinfelder Group, Inc.	2023 Delayed Draw Term Loan	09/01/2030	2,906	—
The Kleinfelder Group, Inc.	Revolver	08/04/2028	1,938	—
THG Acquisition, LLC	2024 Delayed Draw Term Loan	10/31/2031	3,282	(16)
THG Acquisition, LLC	2024 Revolver	10/31/2031	1,594	(8)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Truck-Lite Co., LLC	2024 Delayed Draw Term Loan	02/13/2031	1,507	—
Truck-Lite Co., LLC	2024 Revolver	02/13/2030	3,908	—
USIC Holdings Inc.	2024 Revolver	09/10/2031	2,452	(12)
USIC Holdings Inc.	2024 Specified Delayed Draw Term Loan	09/10/2031	1,999	(10)
Ya Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/01/2031	5,461	(55)
Ya Intermediate Holdings II, LLC	Revolver	10/01/2031	2,787	(28)
Total			$342,834	$(2,988)

(7)Assets or a portion thereof are pledged as collateral under the Company's various revolving credit facilities and debt securitizations and, as such, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the obligations under each of the respective facilities and debt securitizations. See Note 6 “Debt”.
(8)Position or portion thereof unsettled as of March 31, 2025.
(9)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025 non-qualifying assets totaled 7.3% of the Company’s total assets.
(10) As of March 31, 2025, the estimated net unrealized loss for federal tax purposes was $11.0 million based on an estimated tax basis of $2,184.5 million. As of March 31, 2025, the estimated aggregate gross unrealized loss for federal income tax purposes was $28.3 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $17.3 million.

ADDITIONAL INFORMATION

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 11,234	Canadian Dollar 16,000	6/26/2025	$60
State Street Bank & Trust Company	U.S. Dollar 48,334	Euro 44,300	6/26/2025	613
State Street Bank & Trust Company	U.S. Dollar 14,322	Euro 13,200	6/26/2025	4
State Street Bank & Trust Company	U.S. Dollar 3,375	Canadian Dollar 2,600	6/26/2025	24
				$701

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value
Morgan Stanley	2024A Notes	7.77%	SOFR + 3.7080%	9/9/2028	$300,000	$2,100

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

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
123Dentist Inc.	2024 CAD Incremental Delayed Draw Term Loan	08/09/2031	$3,361	$(898)
AI Titan Parent Inc.	Delayed Draw Term Loan	08/29/2031	5,726	(29)
AI Titan Parent Inc.	Revolver	08/29/2031	3,579	(18)
Alera Group Holdings, Inc.	2023 Delayed Draw Term Loan	10/02/2028	1,021	10
Antylia Scientific	Revolver	10/30/2026	244	(2)
Associations, Inc.	2024 2nd Amendment Revolver	07/03/2028	387	—
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	07/03/2028	806	—
Baker Tilly Advisory Group, LP	Delayed Draw Term Loan	06/03/2031	2,443	—
Baker Tilly Advisory Group, LP	Revolver	06/03/2030	3,424	—
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/07/2030	315	(2)
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	1,075	—
Beacon Pointe Advisors, LLC	2024 Delayed Draw Term Loan	12/29/2028	7,825	—
Bottomline Technologies Inc.	Revolver	05/15/2028	972	—
Bradyifs Holdings, LLC	2024 Delayed Draw Term Loan	10/31/2029	721	—
Broadcast Music, Inc.	Revolver	02/08/2030	1,892	—
CentralSquare Technologies, LLC	2024 Revolver	04/12/2030	1,929	(10)
Chase Intermediate, LLC	2023 Delayed Draw Term Loan	10/30/2028	10,543	(26)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	890	(2)
Circana Group, L.P.	2024 Revolver	12/01/2027	1,206	(12)
CNSI Holdings, LLC	2024 Delayed Draw Term Loan	12/17/2029	26,443	(66)
CNSI Holdings, LLC	Revolver	12/17/2029	2,679	(7)
Coding Solutions Acquistion Inc.	2024 Delayed Draw Term Loan	08/07/2031	1,588	(8)
Coding Solutions Acquistion Inc.	2024 Revolver	08/07/2031	124	(1)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	07/01/2031	4,049	—
Community Brands ParentCo, LLC	Revolver	07/01/2031	1,579	—
CPI Holdco, LLC	2021 Revolver	10/30/2026	5,108	(51)
CPI Holdco, LLC	2024 2nd Amendment Delayed Draw Term Loan	11/01/2026	4,233	(42)
CSAT Solutions Holding LLC	Revolver	06/30/2028	850	(8)
D&D Buyer LLC	Delayed Draw Term Loan	10/04/2028	1,513	—
D&D Buyer LLC	Revolver	10/04/2028	1,184	—
Denali Midco 2 LLC	2023 Incremental Delayed Draw Term Loan 5	12/22/2027	7,367	—
Diligent Corporation	2024 Delayed Draw Term Loan	08/02/2030	4,848	(12)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Diligent Corporation	2024 Revolver	08/02/2030	2,565	(6)
Drive Centric Holdings, LLC	Revolver	08/15/2031	4,118	(10)
Eagan Sub, Inc.	2023 Revolver	06/01/2029	2,267	—
Eclipse Buyer Inc.	2024 Delayed Draw Term Loan	09/08/2031	3,854	(39)
Eclipse Buyer Inc.	2024 Revolver	09/06/2031	1,955	(20)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2031	2,395	(6)
Everbridge Holdings, LLC	Revolver	07/02/2031	1,578	(4)
Evergreen IX Borrower 2023 LLC	Revolver	10/01/2029	877	—
Farsound Aviation Limited	2024 Delayed Draw Term Loan	09/05/2031	3,105	—
FloWorks International	2024 Delayed Draw Term Loan	11/26/2031	1,889	(9)
FR Vision Holdings, Inc.	Delayed Draw Term Loan	01/20/2031	3,306	—
FR Vision Holdings, Inc.	Revolver	01/21/2030	1,431	—
Gateway US Holdings, Inc.	Revolver	09/22/2028	325	—
GC Waves Holdings, Inc.	Revolver	08/13/2026	676	(7)
GI Apple Midco LLC	Delayed Draw Term Loan	04/19/2030	1,681	17
GI Apple Midco LLC	Revolver	04/19/2029	812	—
Granicus, Inc.	2024 7th Amendment Delayed Draw Term Loan	01/17/2031	4,469	(22)
Granicus, Inc.	2024 Revolver	01/17/2031	702	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	333	(2)
Iconic Purchaser Corporation	Revolver	11/15/2027	25	(3)
IEM New Sub 2, LLC	Delayed Draw Term Loan	08/08/2030	8,558	(43)
IG Investment Holdings, LLC	2024 Refinancing Revolver	09/22/2028	698	—
Integrity Marketing Acquisition, LLC	2024 15th Amendment Delayed Draw Term Loan	08/25/2028	146	(1)
Integrity Marketing Acquisition, LLC	2024 15th Amendment Incremental Revolver	08/25/2028	20	—
Jensen Hughes Inc.	2024 1st Lien Delayed Draw Term Loan	08/06/2031	856	(9)
Jensen Hughes Inc.	2024 Delayed Draw Term Loan	08/06/2031	3,668	(37)
Jensen Hughes Inc.	2024 Revolver	08/06/2031	1,467	(15)
JS Held, LLC	2019 Revolver	12/01/2026	452	—
Kaseya, Inc.	2022 Delayed Draw Term Loan	06/25/2029	1,429	—
Kaseya, Inc.	2022 Revolver	06/25/2029	1,441	—
The Kleinfelder Group, Inc.	2023 Delayed Draw Term Loan	09/01/2030	2,907	—
The Kleinfelder Group, Inc.	Revolver	08/04/2028	1,511	—
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	3,636	—
Mantech International CP	2024 Delayed Draw Term Loan	09/14/2029	4,137	—
Mantech International CP	2024 Revolver Tranche A	09/14/2028	3,238	—
Medvet Associates LLC	Delayed Draw Term Loan	06/25/2031	14,000	(70)
Ministry Brands Purchaser, LLC	Revolver	12/30/2027	155	(2)
Model N, Inc.	2024 Delayed Draw Term Loan	06/27/2031	5,779	(29)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Model N, Inc.	2024 Revolver	06/27/2031	3,082	(15)
MRI Software LLC	2020 Revolver	02/10/2027	2,521	(19)
MRI Software LLC	2024 Delayed Draw Term Loan 6	02/10/2027	2,656	(20)
NCWS Intermediate, Inc.	2024 Revolver	12/31/2029	5,996	(210)
NCWS Intermediate, Inc.	2024 Delayed Draw Term Loan	12/31/2029	3,720	(130)
New Look Vision Group, Inc.	CAD Revolver	05/26/2026	556	(164)
Next Holdco, LLC	Delayed Draw Term Loan	11/12/2030	3,071	—
Next Holdco, LLC	Revolver	11/09/2029	1,153	—
NRO Holdings III Corp.	Delayed Draw Term Loan	07/15/2031	8,673	(87)
NRO Holdings III Corp.	Revolver	07/15/2030	4,003	(40)
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	1,309	—
Ohio Transmission Corporation	2023 Revolver	12/19/2029	1,017	—
PDI TA Holdings, Inc.	2024 Delayed Draw Term Loan	02/03/2031	324	(1)
PDI TA Holdings, Inc.	2024 Revolver	02/03/2031	317	(1)
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/01/2027	532	—
Peter C. Foy & Associates Insurance Services, LLC	2024 Delayed Draw Term Loan E	11/01/2028	7,338	—
PetVet Care Centers, LLC	2023 Delayed Draw Term Loan	11/15/2030	3,258	(81)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	3,258	(81)
Poly-Wood, LLC	Delayed Draw Term Loan	03/20/2030	3,144	—
Poly-Wood, LLC	Revolver	03/20/2030	3,144	—
PPV Intermediate Holdings LLC	2024 2nd Amendment Delayed Draw Term Loan	08/31/2029	10,000	(25)
PPV Intermediate Holdings LLC	Revolver	08/31/2029	2,732	—
PT Intermediate Holdings III, LLC	2024 Delayed Draw Term Loan	04/09/2030	836	(4)
Recorded Books Inc.	2023 Revolver	08/31/2028	1,557	(4)
Revalize, Inc.	Revolver	04/15/2027	84	(4)
Rimkus Consulting Group Inc.	Delayed Draw Term Loan	04/01/2031	1,999	(10)
Rimkus Consulting Group Inc.	Revolver	04/01/2030	1,193	(6)
Rock Star Mergersub, LLC	Delayed Draw Term Loan	12/15/2031	4,945	(25)
Rock Star Mergersub, LLC	Revolver	12/15/2031	1,855	(9)
RSC Acquisition, Inc.	2024 Delayed Draw Term Loan	11/01/2029	26,730	(134)
RSC Acquisition, Inc.	2024 Revolver	10/30/2029	3,500	(18)
Shelby Automotive Holdings Corp.	2024 Tranche 3 Delayed Draw Term Loan	06/29/2028	13,531	—
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	1,564	—

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
STS Aviation Group	Delayed Draw Term Loan	10/08/2031	1,100	(6)
STS Aviation Group	Revolver	10/08/2030	237	(1)
STV Group, Inc.	2024 Delayed Draw Term Loan	03/20/2031	3,256	(16)
STV Group, Inc.	2024 Revolver	03/20/2030	1,953	(10)
TC Signature Holdings, LLC	Delayed Draw Term Loan	05/04/2028	1,552	(101)
THG Acquisition, LLC	2024 Delayed Draw Term Loan	10/31/2031	3,341	(17)
THG Acquisition, LLC	2024 Revolver	10/31/2031	1,547	(8)
Truck-Lite Co., LLC	2024 Delayed Draw Term Loan	02/13/2031	4,187	—
Truck-Lite Co., LLC	2024 Revolver	02/13/2030	4,187	—
USIC Holdings Inc.	2024 Revolver	09/10/2031	4,138	(21)
USIC Holdings Inc.	2024 Specified Delayed Draw Term Loan	09/10/2031	2,386	(12)
Ya Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/01/2031	6,111	(61)
Ya Intermediate Holdings II, LLC	Revolver	10/01/2031	2,787	(28)
			$368,765	$(2,870)
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

ADDITIONAL INFORMATION
Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 24,356	Canadian Dollar 33,000	3/21/2024	$(662)
State Street Bank & Trust Company	U.S. Dollar 7,948	Euro 10,800	3/21/2024	(240)
State Street Bank & Trust Company	U.S. Dollar 6,289	Great Britain Pound 5,800	3/21/2024	(146)
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
The Company will offer on a continuous basis up to $2.5 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company will offer to sell any combination of three classes of common shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes will have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of common shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. T. Rowe Price Investment Services, Inc. (the “Managing Dealer”) will use its best efforts to sell shares but is not obligated to purchase or sell any specific amount of shares in the Offering. The Company may also engage in private offerings of its common shares. As of March 31, 2025 and December 31, 2024, the Company had 43,228,970 and 41,819,813, respectively, of Class I shares issued and outstanding, and received net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $38.7 million and $466.7 million, respectively, as payment for such shares. As of March 31, 2025 and December 31, 2024, the Company had 2,509,425 and 1,652,760, respectively, of Class S shares issued and outstanding, and received net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $23.6 million and $46.1 million, respectively, as payment for such shares. As of March 31, 2025, the Company had 238,362 of Class D shares issued and outstanding, and received net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $6.5 million as payment for such shares. As of December 31, 2024, there were no Class D shares issued and outstanding.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash, cash equivalents and restricted cash with high credit-quality institutions to minimize credit risk exposure. As of March 31, 2025 and December 31, 2024, the Company had $13.3 million and $11.5 million of restricted cash, respectively. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company's financing transactions. As of March 31, 2025 and December 31, 2024, approximately $18.0 million and $2.7 million of the cash, cash equivalents, and restricted cash balances were denominated in a foreign currency, respectively.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of March 31, 2025 and December 31, 2024, the Company had $0.6 million and $9.9 million of receivables for investments sold, respectively. As of March 31, 2025 and December 31, 2024, the Company had $44.8 million and $0.1 million of payables for investments purchased, respectively.
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
Financial and Derivative Instruments
The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements, pursuant to ASC Topic 815 Derivatives and Hedging, further clarified by the FASB’s issuance of the Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging, which was adopted in 2025 by the Company. For all derivative instruments designated in a hedge accounting relationship, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company uses certain interest rate swaps as derivative instruments to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. For derivative contracts entered into by the Company that are not designated in a hedge accounting relationship, the Company presents changes in the fair value through current period earnings.
In the normal course of business, the Company has commitments and risks resulting from its investment transactions, which may include those involving derivative instruments. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. While the notional amount gives some indication of the Company’s derivative activity, it generally is not exchanged, but is only used as the basis on which interest and other payments are exchanged. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process.
Organization and Offering Expenses

The Adviser agreed to incur organizational and offering costs on behalf of the Company and did not seek reimbursement of incurred organizational and offering costs until the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. All such organizational and offering costs have been reimbursed by the Company.
Organizational costs, primarily for legal expenses associated with the establishment of the Company, are expensed as incurred. The Company did not incur organizational costs during the three months ended March 31, 2025 and March 31, 2024.

Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and included as a deferred offering cost asset on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of March 31, 2025 and December 31, 2024, the Company had capitalized deferred offering costs of $0.1 million and $0.2 million, respectively. For the three months ended March 31, 2025 and March 31, 2024, the Company incurred amortization of deferred offering costs of $0.2 million and $0.8 million, respectively.

Income Taxes
The Company was a disregarded entity for U.S. federal income tax purposes until June 29, 2023, when it became a C Corporation. The Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. In addition, for U.S. federal income tax purposes, the Company has elected, and intends to qualify annually, to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its fiscal year ending December 31, 2023. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as distributions. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company. Income earned or loss incurred by the Company prior to qualifying as a RIC is not attributable to the shareholders of the RIC. As such, income or loss from this period is excluded from the RIC's taxable income calculation.
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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company incurred excise tax of $0.0 million and $0.0 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through March 31, 2025. As applicable, the Company’s prior year remains subject to examination by U.S. federal, state and local tax authorities.
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
Certain distributions reported by the Company as Section 163(j) interest dividends may be treated as interest income by the shareholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by the shareholders is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that the Company is eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of the Company’s business interest income over the sum of the Company’s (i) business interest expense and (ii) other deductions properly allocable to its business interest income.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that provides for the reinvestment of cash distributions. Shareholders who have not opted out of the Company's distribution reinvestment plan will have their cash distributions (net of applicable withholding taxes) automatically reinvested in additional shares, rather than receiving the cash distribution.

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
Note 3. Fees, Expenses, Agreements and Related Party Transactions
Investment Advisory Agreement
On March 20, 2024, the Company entered into an Amended and Restated Investment Advisory Agreement (the “Amended and Restated Advisory Agreement”) with the Adviser. The Amended and Restated Advisory Agreement amended and restated the Advisory Agreement dated as of November 10, 2022, by and between the Company and the Adviser, pursuant to which the Adviser manages the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.
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

For the three months ended March 31, 2025, the Company incurred management fees of $3.8 million, of which none were waived. For the three months ended March 31, 2024, the Company incurred management fees of $2.3 million, all of which were waived. As of March 31, 2025, $3.8 million remained payable related to the base management fee accrued in management fee payable on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended March 31, 2025, the Company incurred income incentive fees of $4.1 million, of which none were waived. For the three months ended March 31, 2024, the Company incurred income incentive fees of $3.4 million, all of which were waived. As of March 31, 2025 and March 31, 2024, $4.1 million and $4.5 million remained payable related to the income incentive fee accrued in income incentive fee payable on the Consolidated Statements of Assets and Liabilities.
For the three months ended March 31, 2025 and March 31, 2024, the Company incurred no capital gains incentive fees.

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

For the three months ended March 31, 2025 and March 31, 2024, the Adviser made $0.0 million and $0.1 million in Expense Payments on behalf of the Company, respectively. For the three months ended March 31, 2025 and March 31, 2024, the Company made $0.1 million and $0.0 million Reimbursement Payments to the Adviser, respectively. As of March 31, 2025, the Company had a payable of $1.0 million to the Adviser for recoupment of expense support, which is included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. As of March 31, 2024, the Company has a receivable of $0.5 million from the Adviser for expense support payments, which offset accrued and other liabilities on the Consolidated Statements of Assets and Liabilities. As of March 31, 2025 and March 31, 2024, total expense payments made since inception by the Adviser on behalf of the Company were $1.7 million and $0.4 million, respectively, and total unreimbursed expense payments were $1.6 million and $0.4 million, respectively.
Administration Agreement
On March 20, 2024, the Company entered into the Amended and Restated Administration Agreement with the Administrator. The Amended and Restated Administration Agreement amended and restated the Administration Agreement dated as of November 10, 2022. Under the Amended and Restated Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company's other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Company's Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for the reasonable fees, costs and expenses paid for and/or advanced by the Administrator on behalf of the Company in connection with the provision of its obligations under the Amended and Restated Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, Overhead and other expenses paid for and/or advanced by the Administrator on behalf of the Company in connection with the provision of its administrative obligations under the Amended and Restated Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of OHA or any of its affiliates, subject to the limitations described in the Amended and Restated Advisory Agreement and Amended and Restated Administration Agreement. In addition, pursuant to the terms of the Amended and Restated Administration Agreement, the Administrator may delegate its obligations under the Amended and Restated Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for the Company by such affiliate or third party. The Administrator has hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.
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
The Company incurred expenses related to the Administrator of $0.6 million and $0.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statement of Operations. For the three months ended March 31, 2025 and March 31, 2024, there were $1.1 million and $0.2 million expenses related to the Administrator that were payable are included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities, respectively.

The sub-administrator is compensated for performing its sub-administrative services under the sub-administration agreement. For the three months ended March 31, 2025 and March 31, 2024, the Company incurred expenses related to the sub-administrator of $0.5 million and $0.4 million, respectively, which is included in administrative service expenses on the Consolidated Statement of Operations and the payable included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities, respectively.
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
For the three months ended March 31, 2025, the Company accrued distribution and shareholder servicing fees for Class S shares of 0.1 million, and did not accrue any such fees for the three months ended March 31, 2024. For the three months ended March 31, 2025, the Company accrued distribution and shareholder servicing fees for Class D shares of $0.0 million, and did not accrue any such fees for the three months ended March 31, 2024.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,030,527	$2,026,389	93.3%	$1,954,192	$1,958,306	95.4%
Second Lien Debt	120,343	116,205	5.4	91,084	88,945	4.3
Preferred Equity	27,973	28,144	1.3	6,181	6,176	0.3
Total	$2,178,843	$2,170,738	100.0%	$2,051,457	$2,053,427	100.0%

The industry composition of investments based on fair value as of March 31, 2025 and December 31, 2024 were as follows:

March 31, 2025
High Tech	17.4%
Healthcare, Education and Childcare	16.3%
Services: Business	14.8%
Insurance	10.1%
Automobile	6.6%
Capital Equipment	6.3%
Finance	4.3%
Services: Consumer	4.2%
Aerospace and Defense	3.7%
Chemicals, Plastics and Rubber	2.7%
Media: Diversified & Production	2.7%
Retail Stores	2.3%
Consumer Goods: Durable	2.3%
Construction & Building	2.0%
Printing and Publishing	1.2%
Cargo Transport	1.0%
Buildings and Real Estate	0.7%
Ecological	0.7%
Containers, Packaging and Glass	0.3%
Banking	0.3%
Telecommunications	0.1%
Total	100.0%

December 31, 2024
Healthcare, Education and Childcare	15.5%
High Tech	15.1%
Services: Business	14.9%
Insurance	10.1%
Automobile	7.0%
Capital Equipment	6.5%
Services: Consumer	4.2%
Aerospace and Defense	3.9%
Finance	3.5%
Chemicals, Plastics and Rubber	2.9%
Media: Diversified & Production	2.9%
Retail Stores	2.5%
Consumer Goods: Durable	2.4%
Construction & Building	2.1%
Cargo Transport	1.4%
Printing and Publishing	1.2%
Technology & Electronics	1.2%
Buildings and Real Estate	0.8%
Ecological	0.7%
Broadcasting and Entertainment	0.5%
Containers, Packaging and Glass	0.3%
Banking	0.3%
Telecommunications	0.1%
Total	100.0%

The geographic composition of investments at cost and fair value as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,000,041	$1,991,283	91.7%	159.0%
United Kingdom	75,348	75,297	3.5	6.0
Switzerland	56,284	56,676	2.6	4.5
Germany	25,821	26,456	1.2	2.1
Canada	21,349	21,026	1.0	1.7
Total	$2,178,843	$2,170,738	100.0%	173.3%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,884,451	$1,887,769	92.0%	157.2%
United Kingdom	75,501	75,496	3.7	6.3
Switzerland	56,317	55,885	2.7	4.6
Germany	25,806	25,234	1.2	2.1
Canada	9,382	9,043	0.4	0.8
Total	$2,051,457	$2,053,427	100.0%	171.0%

Note 5.  Fair Value Measurements
The following tables present the fair value hierarchy of investments and derivatives as of March 31, 2025 and December 31, 2024, categorized by the ASC 820 valuation hierarchy, as previously described:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$55,977	$1,970,412	$2,026,389
Second Lien Debt	—	42,499	73,706	116,205
Preferred Equity	—	—	28,144	28,144
Total Investments at fair value	$—	$98,476	$2,072,262	$2,170,738
Interest rate swap	—	2,100	—	2,100
Foreign currency forward contracts	—	701	—	701
Total	$—	$101,277	$2,072,262	$2,173,539

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$29,488	$1,928,818	$1,958,306
Second Lien Debt	—	38,587	50,358	88,945
Preferred Equity	—	—	6,176	6,176
Total	$—	$68,075	$1,985,352	$2,053,427
The following tables present the change in the fair value of financial instruments for the three months ended March 31, 2025 and March 31, 2024, for which Level 3 inputs were used to determine the fair value:

	For the Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$1,928,818	$50,358	$6,176	$1,985,352
Purchases of investments (1)	120,790	29,093	21,792	171,675
Proceeds from principal repayments and sales of investments	(55,527)	(5,544)	—	(61,071)
Accretion of discount/amortization of premium	1,807	184	—	1,991
Net realized gain (loss)	(2,497)	—	—	(2,497)
Net change in unrealized appreciation (depreciation)	(645)	(385)	176	(854)
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	(22,334)	—	—	(22,334)
Fair value, end of period	$1,970,412	$73,706	$28,144	$2,072,262
Net change in unrealized appreciation (depreciation) related to financial instruments still held as March 31, 2025	$(714)	$(254)	$176	$(792)

(1) Purchases include PIK interest, if applicable.
(2) Transfers between levels are recognized at the beginning of the year in which the transfers occur. For the three months ended March 31, 2025, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

	For the Three Months Ended March 31, 2024
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$1,043,304	$72,551	$1,115,855
Purchases of investments	301,367	—	301,367
Proceeds from principal repayments and sales of investments	(68,311)	(19,626)	(87,937)
Accretion of discount/amortization of premium	1,900	559	2,459
Net realized gain (loss)	129	—	129
Net change in unrealized appreciation (depreciation)	(1,969)	(46)	(2,015)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	(2,257)	(2,257)
Fair value, end of period	$1,276,420	$51,181	$1,327,601
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2024	$(380)	$489	$109

(1) Transfers between levels are recognized at the beginning of the year in which the transfers occur. For the three months ended March 31, 2024, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2025 and December 31, 2024.  The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2025
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
First Lien Debt	$1,960,605	Discounted cash flow	Comparative Yield	7.5% - 22.2% (9.4%)
First Lien Debt	9,807	Precedent Transaction	Transaction Price	N/A
Total First Lien Debt	1,970,412
Second Lien Debt	73,706	Discounted cash flow	Comparative Yield	10.2% - 14.5% (13.1%)
Total Second Lien Debt	73,706
Preferred Equity	25,680	Discounted cash flow	Comparative Yield	12.7% - 19.3% (14.1%)
Preferred Equity	1,671	Precedent Transaction	Transaction Price	N/A
Preferred Equity	555	Market Comparable Companies	EBITDA Multiple	10x
Preferred Equity	238	Market Comparable Companies	EBITDA Multiple	7x
		Precedent Transaction	Transaction Price	N/A
Total Preferred Equity	28,144
Total	$2,072,262

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
First Lien Debt	$1,877,561	Discounted cash flow	Comparative Yield	7.3% - 16.9% (9.8%)
First Lien Debt	51,257	Precedent Transaction	Transaction Price	N/A
Total First Lien Debt	1,928,818
Second Lien Debt	50,358	Discounted cash flow	Comparative Yield	9.8% - 13.9% (12.4%)
Preferred Equity	6,176	Discounted cash flow	Comparative Yield	13.1%
Total	$1,985,352

(1) Weighted averages are calculated based on fair value of investments.

The Company used the income approach to determine the fair value of certain Level 3 assets as of March 31, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
Financial instruments disclosed but not carried at fair value

The following table presents the fair value of the Company's debt obligations as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
JPM Credit Facility	$371,146	$356,146
BNP Credit Facility	240,000	260,000
2024A Senior Notes	300,000	300,000
CIBC Credit Facility	15,000	—
Total Debt	$926,146	$916,146
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
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, the Company's asset coverage was 234.9% and 231.1%, respectively.
The following tables present the Company’s outstanding borrowings as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value
JPM Credit Facility (1)	$955,000	$371,146	$371,146
BNP Credit Facility (1)	400,000	240,000	240,000
2024A Senior Notes (2)	300,000	300,000	299,186
CIBC Credit Facility (1)	250,000	15,000	15,000
Total Debt	$1,905,000	$926,146	$925,332

	December 31, 2024
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value
JPM Credit Facility (1)	$795,000	$356,146	$356,146
BNP Credit Facility (1)	400,000	260,000	260,000
2024A Senior Notes (2)	300,000	300,000	296,907
CIBC Credit Facility (1)	250,000	—	—
Total Debt	$1,745,000	$916,146	$913,053
(1)Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(2)Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs. Carrying value is also inclusive of an incremental $2.1 million adjustment in the carrying value of the 2024A Senior Notes resulting from a hedge accounting relationship.
For the three months ended March 31, 2025, the Company had total average borrowings of $947.0 million at a weighted average interest rate of 7.0%. For the three months ended March 31, 2024, the Company had total average borrowings of $534.5 million at a weighted average interest rate of 7.9%.

A summary of contractual maturities of our debt obligations was as follows as of March 31, 2025:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPM Credit Facility	$371,146	$—	$—	$371,146	$—
BNP Credit Facility	240,000	—	—	240,000	—
2024A Senior Notes	300,000	—	—	300,000	—
CIBC Credit Facility	15,000	—	—	15,000	—
Total Debt Obligations	$926,146	$—	$—	$926,146	$—

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

The JPM Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2025, the Company was in compliance with these covenants.

Borrowings under the JPM Credit Facility bear interest at SOFR plus 1.875%. The Company pays an unused commitment fee of 37.5 basis points (0.375%) per annum. The stated maturity date was extended from November 15, 2027 to August 29, 2028 as part of the Amendment.

As of March 31, 2025 and December 31, 2024, there were $371.1 million and $356.1 million of borrowings outstanding under the JPM Credit Facility, respectively.

For the three months ended March 31, 2025 and March 31, 2024, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$6,104	$4,138
Unused facility fee	408	238
Amortization of deferred financing costs	381	226
Total interest and debt financing expense	$6,893	$4,602
For the three months ended March 31, 2025 and March 31, 2024, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the JPM Credit Facility was 6.4% and 7.4%, respectively.
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
Proceeds of the loans under the BNP Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the BNP Credit Agreement. The period from the closing date until June 30, 2026 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the BNP Credit Agreement. The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent, the Lenders, the Custodian and the Collateral Administrator, (b) June 30, 2028, and (c) the date on which the Administrative Agent provides notice of the declaration of the final maturity date after the occurrence of an event of default. The BNP Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2025, the Company was in compliance with these covenants.

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

As of March 31, 2025 and December 31, 2024, there were $240.0 million and $260.0 million of borrowings outstanding under the BNP Credit Facility, respectively.

For the three months ended March 31, 2025 and March 31, 2024, the components of interest expense related to the BNP Credit Facility were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$4,238	$4,795
Unused facility fee	150	18
Amortization of deferred financing costs	104	104
Total interest and debt financing expense	$4,492	$4,917

For the three months ended March 31, 2025 and March 31, 2024, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the BNP Credit Facility was 6.7% and 8.5%, respectively.

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

The balance of unamortized debt issuance costs related to the 2024A Notes was $2.8 million and $3.1 million as of March 31, 2025 and December 31, 2024, respectively.

On February 6, 2025, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company's investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swap is $300.0 million and the interest rate swap matures on September 9, 2028. As a result of the swap, the Company's effective interest rate on the 2024A Notes is SOFR plus 3.708%. As of March 31, 2025, the interest rate swap had a fair value of $2.1 million, which is reflected as a derivative asset at fair value on the Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2025 and March 31, 2024, the components of interest expense related to the 2024A Notes were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$6,297	$1,554
Amortization of debt issuance costs	179	64
Total interest and debt financing expense	$6,476	$1,618

These amounts are included in the interest expense in the Company's Consolidated Statements of Operations. Please see Note 7 for further information about the Company's interest rate swap.

As of March 31, 2025 and March 31, 2024, the components of the carrying value of the 2024A Notes and the stated interest rates were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Principal amount of debt	$300,000	$300,000
Debt issuance costs	(2,914)	(3,549)
Fair value of an effective hedge	2,100	—
Carrying value of debt	$299,186	$296,451

For the three months ended March 31, 2025 and March 31, 2024, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding for the 2024A Senior Notes was 8.0% and 7.8%, respectively.

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

For the three months ended March 31, 2025 and March 31, 2024, the components of interest expense related to the CIBC Credit Facility were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$11	$—
Unused facility fee	—	—
Amortization of deferred financing costs	94	—
Total interest and debt financing expense	$105	$—

For the three months ended March 31, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the CIBC Credit Facility was 6.5%.
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
Foreign Currency Forwards
The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its shareholders, as described in Note 2. The fair value of derivative contracts open as of March 31, 2025 and December 31, 2024 is included on the Consolidated Schedules of Investments by contract. The Company had no collateral payable as of March 31, 2025 and December 31, 2024. Collateral amounts posted are included in collateral on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities.
During the three months ended March 31, 2025 and March 31, 2024, the average notional exposure for foreign currency forward contracts was $65.8 million and $38.9 million, respectively.
Interest Rate Swaps
The Company enters into interest rate swap transactions from time to time to hedge fixed rate debt obligations and certain fixed rate debt investments. The Company’s interest rate swaps are all with one counterparty and are centrally cleared through a registered commodities exchange. Refer to the Consolidated Schedule of Investments for additional disclosure regarding these interest rate swaps.

The following table presents the amounts paid and received on the Company's interest rate swap transactions, excluding upfront fees, for the three months ended March 31, 2025:

			For the Three Months Ended March 31, 2025
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap	9/9/2028	$300,000	$(4,000)	$6,160	$2,160

For the three months ended March 31, 2025 the Company recognized $2.1 million of unrealized gains on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three months ended March 31, 2025, this amount is offset by an increase of $2.1 million for a change in the carrying value of the 2024A Notes. The Company did not enter into any interest rate swaps until February 6, 2025. See Note 6 for further information regarding interest rate swap contract.

The Company is required under the terms of its derivatives agreements to pledge assets as collateral to secure its obligations underlying the derivatives. The amount of collateral required varies over time based on the mark-to-market value, notional amount and remaining term of the derivatives, and may exceed the amount owed by the Company on a mark-to-market basis. Any failure by the Company to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default. In the event of a default by a counterparty, the Company would be an unsecured creditor to the extent of any such overcollateralization.

The Company may enter into other derivative instruments and incur other exposures with the same or other counterparties in the future.

The following tables present both gross and net information about derivative instruments in the Consolidated Statements of Assets and Liabilities as of March 31, 2025 and December 31, 2024.

March 31, 2025
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$701	$—	$701	$—	$701
Morgan Stanley	$2,100	$—	$2,100	$(2,160)	$(60)
Total	$2,801	$—	$2,801	$(2,160)	$641

December 31, 2024
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$790	$—	$790	$—	$790

(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual set off rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the three months ended March 31, 2025 was as follows:

For the Three Months Ended
March 31, 2025
Realized gain (loss) on foreign currency forward contracts	$(1,354)
Net change in unrealized gain (loss) on foreign currency forward contracts	(89)
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$(1,443)
The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the three months ended March 31, 2024 was as follows:

For the Three Months Ended
March 31, 2024
Realized gain (loss) on foreign currency forward contracts	$(61)
Net change in unrealized gain (loss) on foreign currency forward contracts	905
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$844
Note 8: Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and preferred equity. The CODM is comprised of the Company’s lead portfolio managers and internal members of the Board (including the chief executive officer), chief financial officer and chief operating officer, and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“GAAP net income”). In addition to numerous other factors and metrics, the CODM utilizes GAAP net income as a key metric in determining the amount of dividends to be distributed to the Company's shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
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
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	March 31, 2025	December 31, 2024
Unfunded delayed draw commitments	$235,744	$258,448
Unfunded revolving commitments	107,090	110,317
Total unfunded commitments	$342,834	$368,765

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2025, management was not aware of any pending or threatened litigation.
Note 10. Net Assets
As of March 31, 2025 and December 31, 2024, the Company had 43,228,970 and 41,819,813 of Class I shares issued and outstanding with a par value of $0.01 per share, respectively. As of March 31, 2025 and December 31, 2024, the Company had 2,509,425 and 1,652,760 of Class S shares issued and outstanding with a par value of $0.01 per share, respectively. As of March 31, 2025, the Company had 238,362 of Class D shares issued and outstanding with a par value of $0.01 per share. There were no Class D shares issued and outstanding as of December 31, 2024.

The following table summarizes capital activity for the three months ended March 31, 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	43,472,573	$435	$1,197,185	$(85)	$413	$2,681	$1,200,629
Common shares issued	2,356,405	24	64,689	—	—	—	64,713
Distribution reinvestment	147,779	1	4,065	—	—	—	4,066
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	28,549	—	—	28,549
Net realized gain (loss)	—	—	—	—	(4,168)	—	(4,168)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(10,075)	(10,075)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(83)	(83)
Distributions declared	—	—	—	(30,818)	—	—	(30,818)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance end of period	45,976,757	$460	$1,265,939	$(2,354)	$(3,755)	$(7,477)	$1,252,813

The following table summarizes capital activity for the three months ended March 31, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	$704,431
Common shares issued	4,451,026	44	125,078	—	—	—	125,122
Distribution reinvestment	35,554	—	999	—	—	—	999
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	29,656	—	—	29,656
Net realized gain (loss)	—	—	—	—	214	—	214
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(1,942)	(1,942)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	905	905
Distributions declared	—	—	—	(24,776)	—	—	(24,776)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance end of period	29,645,450	$296	$813,216	$11,086	$(4,590)	$14,601	$834,609

The following table summarizes transactions in common shares during the three months ended March 31, 2025:

	Shares	Amount
Class I:
Proceeds from shares sold	1,289,722	$35,413
Repurchase of shares	—	—
Distribution reinvestment	119,435	3,286
Net increase (decrease)	1,409,157	$38,699
Class S:
Proceeds from shares sold	828,321	22,770
Repurchase of shares	—	—
Distribution reinvestment	28,344	780
Net increase (decrease)	856,665	$23,550
Class D:
Proceeds from shares sold	238,362	6,530
Repurchase of shares	—	—
Distribution reinvestment	—	—
Net increase (decrease)	238,362	$6,530
Total increase (decrease)	2,504,184	$68,779

The following table summarizes transactions in common shares during the three months ended March 31, 2024:

	Shares	Amount
Class I:
Proceeds from shares sold	4,451,026	$125,122
Repurchase of shares	—	—
Distribution reinvestment	35,554	999
Total increase (decrease)	4,486,580	$126,121

The Company determines NAV per share as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first business day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available. The following table summarizes each month-end NAV per share for Class S, Class D, and Class I common shares for the three months ended March 31, 2025:

	NAV Per Share
	Class S	Class D	Class I
January 31, 2025	$27.50	$—	$27.50
February 28, 2025	$27.40	$—	$27.40
March 31, 2025	$27.25	$27.25	$27.25

The following table summarizes each month-end NAV per share for Class S, Class D, and Class I common shares for the periods in which there were common share issuances during the three months ended March 31, 2024:

	NAV Per Share
	Class S(1)	Class D (1)	Class I
January 31, 2024	$—	$—	$28.12
February 29, 2024	$—	$—	$28.22
March 31, 2024	$—	$—	$28.15

(1)There were no Class S or Class D shares issued or outstanding during the three months ended March 31, 2024.

Distributions

Distributions are recorded on the record date. The following tables summarize distributions declared during the three months ended March 31, 2025:

			Class I
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.20	$0.03	$—	$9,688
February 26, 2025	February 28, 2025	April 1, 2025	0.20	0.03	—	9,750
March 26, 2025	March 31, 2025	April 30, 2025	0.20	0.03	—	9,943
Total			$0.60	$0.09	$—	$29,381

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share (2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.18	$0.03	$—	$392
February 26, 2025	February 28, 2025	April 1, 2025	0.18	0.03	—	464
March 26, 2025	March 31, 2025	April 30, 2025	0.18	0.03	—	528
Total			$0.54	$0.09	$—	$1,384

			Class D
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share (2)	Total Distributions
March 26, 2025	March 31, 2025	April 30, 2025	$0.19	$0.03	$—	$53
Total			$0.19	$0.03	$—	$53
(1) Base distributions per share are net of distribution and/or shareholder servicing fees.
(2) There were zero capital gain distributions for the three months ended March 31, 2025.

The following table summarizes distributions declared during the three months ended March 31, 2024:

			Class I(1)
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(2)	Special Distribution Per Share	Total Distributions
January 29, 2024	January 31, 2024	February 28, 2024	$0.23	$—	$6,152
February 27, 2024	February 29, 2024	March 28, 2024	0.23	—	6,469
March 27, 2024	March 29, 2024	April 30, 2024	0.23	0.18	12,155
Total			$0.69	$0.18	$24,776
(1) There were no Class S or Class D shares issued or outstanding during the three months ended March 31, 2024.
(2) Base distributions per share are net of distribution and/or shareholder servicing fees.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions (net of applicable withholding taxes) automatically reinvested in additional shares as described below, rather than receiving the cash distribution or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Character of Distributions

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

Through March 31, 2025, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the three months ended March 31, 2025:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.63	$1,384	$0.22	$53	$0.69	$29,381
Net realized gain	—	—	—	—	—	—
Total	$0.63	$1,384	$0.22	$53	$0.69	$29,381

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the three months ended March 31, 2024:

	Class S (1)		Class D (1)		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$—	$—	$0.87	$24,776
Net realized gain	—	—	—	—	—	—
Total	$—	$—	$—	$—	$0.87	$24,776

(1)There were no Class S or Class D shares issued or outstanding during the three months ended March 31, 2024.

Note 11. Consolidated Financial Highlights

The following are consolidated financial highlights for Class I, Class S and Class D common shares outstanding for the three months ended March 31, 2025 and consolidated financial highlights for Class I common shares outstanding for the three months ended March 31, 2024. There were no Class S or Class D common shares outstanding for the three months ended March 31, 2024.

	For the Three Months Ended March 31, 2025
	Class I	Class S(8)	Class D(9)
Per Share Data: (1)
Net asset value, beginning of period	$27.62	$27.62	$27.40
Net investment income	0.64	0.58	0.64
Net unrealized and realized gain (loss) (2)	(0.32)	(0.32)	(0.57)
Net increase (decrease) in net assets resulting from operations (3)	0.32	0.26	0.07
Distributions declared	(0.69)	(0.63)	(0.22)
Total increase (decrease) in net assets (3)	(0.37)	(0.37)	(0.15)
Net asset value, end of period	$27.25	$27.25	$27.25
Shares outstanding, end of period	43,228,970	2,509,425	238,362
Total return based on NAV (4)	1.16%	0.94%	0.27%
Ratios:
Portfolio turnover ratio (5)	2.82%	2.82%	2.82%
Ratio of expenses before management fee, incentive fees, waivers and expense recoupment to average net assets (6)(7)	6.59%	7.43%	6.75%
Ratio of expenses after management and incentive fees before waivers and expense recoupment to average net assets (6)(7)	9.21%	10.05%	9.27%
Ratio of expenses after management fee, incentive fees, waivers and expense recoupment to average net assets (6)(7)	9.54%	10.42%	10.23%
Ratio of net investment income to average net assets before waivers and expense recoupment (6)(7)	9.80%	8.97%	9.92%
Ratio of net investment income to average net assets after waivers and recoupment (6)(7)	9.47%	8.60%	8.96%
Supplemental Data:
Net assets, end of period	$1,177,939	$68,379	$6,495

For the Three Months Ended March 31, 2024
Class I
Per Share Data: (1)
Net asset value, beginning of period	$28.00
Net investment income	1.05
Net unrealized and realized gain (loss) (2)	(0.03)
Net increase (decrease) in net assets resulting from operations (3)	1.02
Distributions declared	(0.87)
Total increase (decrease) in net assets (3)	0.15
Net asset value, end of period	$28.15
Shares outstanding, end of period	29,645,450
Total return based on NAV (4)	3.68%
Ratios:
Portfolio turnover ratio (5)	7.95%
Ratio of expenses before management and incentive fees to average net assets (6)(7)	1.72%
Ratio of expenses after management and incentive fees before waivers and expense support to average net assets (6)(7)	2.44%
Ratio of expenses after waivers and expense support to average net assets (6)(7)	1.66%
Ratio of net investment income to average net assets before waivers and expense support (6)(7)	2.96%
Ratio of net investment income to average net assets after waivers and expense support (6)(7)	3.74%
Supplemental Data:
Net assets, end of period	$834,609

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
(9)Class D was not effective until March 3, 2025

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these financial statements. Other than as disclosed below, there have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these financial statements, except as discussed below.
Subscriptions

The Company received $73.8 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective April 1, 2025.

The Company received $48.2 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective May 1, 2025, excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On May 5, 2025, the Company offered to purchase up to 5% of its outstanding Common Shares as of March 31, 2025 at a price equal to the NAV per share as of June 30, 2025. The offer expires on June 3, 2025.

Distribution Declarations

On April 28, 2025, the Company declared a total distribution of $0.23 per Class I share, $0.21 per Class S share and $0.22 per Class D share, all of which is payable on May 30, 2025 to shareholders of record as of April 30, 2025.

Amended and Restated JPM Credit Facility Agreement

On May 2, 2025, the Company entered into that certain Amended and Restated Senior Secured Revolving Credit Agreement among the Company, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, amending and restating that certain Senior Secured Revolving Credit Agreement, dated as of November 15, 2022, among the Company, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, (as amended, supplemented and restated, the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for, among other things, (i) a four-year revolving credit facility with a one-year term out period in an initial total facility amount up to $955.0 million, (ii) an extension the revolving period from August 29, 2027 to May 2, 2029, (iii) an extension of the scheduled maturity date from August 29, 2028 to May 2, 2030, (iv) an amendment of the accordion provision to permit increases to the total facility amount to any amount up to $1,432.5 million, and (v) a reset of the minimum shareholders’ equity test.

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
The Company's investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments capturing long-term capital appreciation, while maintaining a strong focus on downside protection. The Company invests primarily in directly originated and customized private financing solutions, including loans and other debt securities with a strong focus on senior secured lending to larger companies. The Company primarily targets investments in first lien loans, unitranche loans, second lien loans and other corporate secured debt. The Company may also invest in equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, the Company will invest directly or indirectly at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation. From inception through March 31, 2025, we have invested approximately $2.7 billion in aggregate cost of debt investments prior to any subsequent exits or repayments, including the $521.4 million of debt investments acquired through an in-kind contribution on June 30, 2023.
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
Revenues
We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our preferred equity in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of March 31, 2025 and December 31, 2024, 98.7% and 99.7% of our debt investments based on fair value in our portfolio were at floating rates, respectively. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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
The Adviser agreed to incur organizational and offering costs on behalf of the Company and did not seek reimbursement of incurred organizational and offering costs until after the Company elected to be regulated as a BDC on June 30, 2023. Following the effective date of the Company's registration statement of September 29, 2023, the Adviser has sought reimbursement of allocated organizational and offering costs from the Company. As of March 31, 2025 and December 31, 2024, the Company had no offering costs or organizational costs payable to the Adviser.

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
Portfolio and Investment Activity
As of March 31, 2025, based on fair value, our portfolio consisted of 93.3% first lien debt investments, 5.4% second lien debt investments, and 1.3% preferred equity. As of December 31, 2024, based on fair value, our portfolio consisted of 95.4% first lien debt investments and 4.3% second lien debt investments.
As of March 31, 2025 and December 31, 2024, we had investments in 108 and 104 portfolio companies, respectively, with an aggregate fair value of approximately $2,170.7 million and $2,053.4 million, respectively.
Our investment activity for the three months ended March 31, 2025 and March 31, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three Months Ended
	March 31, 2025	March 31, 2024
Total investments, beginning of period	$2,051,457	$1,131,726
New investments purchased (1)	187,327	304,302
New investments acquired through in-kind contribution	—	—
Net accretion of discount on investments	2,266	2,832
Net realized gain (loss) on investments	(2,497)	129
Investments sold or repaid	(59,710)	(96,982)
Total investments, end of period	$2,178,843	$1,342,007
(1) Purchases include PIK interest, if applicable.

The following table presents certain selected information regarding our investment portfolio:

	As of
	March 31, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost(1)	10.8%	10.9%
Weighted average yield on debt and income producing investments, at fair value(1)	10.9%	10.9%
Number of portfolio companies	108	104
Weighted average EBITDA (2)	$281.0	$254.0
Average loan-to-value (LTV) (3)	44.5%	43.9%
Percentage of debt investments bearing a floating rate, at fair value	98.7%	99.7%
Percentage of debt investments bearing a fixed rate, at fair value	1.3%	0.3%
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
(3)Includes all private debt investments for which fair value is determined by our Board in conjunction with a third-party valuation firm and excludes structured products. Average loan-to-value represents the net ratio of loan-to-value for each portfolio company, weighted based on the fair value of total applicable private debt investments. Loan-to-value is calculated as the current total net debt of all loan tranches outstanding divided by the estimated enterprise value of the portfolio company as of the most recent year end.
Our investments consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,030,527	$2,026,389	93.3%	$1,954,192	$1,958,306	95.4%
Second Lien Debt	120,343	116,205	5.4	91,084	88,945	4.3%
Preferred Equity	27,973	28,144	1.3	6,181	6,176	0.3
Total	$2,178,843	$2,170,738	100.0%	$2,051,457	$2,053,427	100.0%
As of March 31, 2025 and December 31, 2024, there were no investments on non-accrual status.

The tables below describe investments by industry composition based on fair value as of March 31, 2025 and

December 31, 2024:

March 31, 2025
High Tech	17.4%
Healthcare, Education and Childcare	16.3%
Services: Business	14.8%
Insurance	10.1%
Automobile	6.6%
Capital Equipment	6.3%
Finance	4.3%
Services: Consumer	4.2%
Aerospace and Defense	3.7%
Chemicals, Plastics and Rubber	2.7%
Media: Diversified & Production	2.7%
Retail Stores	2.3%
Consumer Goods: Durable	2.3%
Construction & Building	2.0%
Printing and Publishing	1.2%
Cargo Transport	1.0%
Buildings and Real Estate	0.7%
Ecological	0.7%
Containers, Packaging and Glass	0.3%
Banking	0.3%
Telecommunications	0.1%
Total	100.0%

December 31, 2024
Healthcare, Education and Childcare	15.5%
High Tech	15.1%
Services: Business	14.9%
Insurance	10.1%
Automobile	7.0%
Capital Equipment	6.5%
Services: Consumer	4.2%
Aerospace and Defense	3.9%
Finance	3.5%
Chemicals, Plastics and Rubber	2.9%
Media: Diversified & Production	2.9%
Retail Stores	2.5%
Consumer Goods: Durable	2.4%
Construction & Building	2.1%
Cargo Transport	1.4%
Printing and Publishing	1.2%
Technology & Electronics	1.2%
Buildings and Real Estate	0.8%
Ecological	0.7%
Broadcasting and Entertainment	0.5%
Containers, Packaging and Glass	0.3%
Banking	0.3%
Telecommunications	0.1%
Total	100.0%

The tables below describe investments by geographic composition based on fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,000,041	$1,991,283	91.7%	159.0%
United Kingdom	75,348	75,297	3.5%	6.0%
Switzerland	56,284	56,676	2.6%	4.5%
Germany	25,821	26,456	1.2%	2.1%
Canada	21,349	21,026	1.0%	1.7%
Total	$2,178,843	$2,170,738	100.0%	173.3%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,884,451	$1,887,769	92.0%	157.2%
United Kingdom	75,501	75,496	3.7%	6.3%
Switzerland	56,317	55,885	2.7%	4.6%
Germany	25,806	25,234	1.2%	2.1%
Canada	9,382	9,043	0.4%	0.8%
Total	$2,051,457	$2,053,427	100.0%	171.0%

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

The below table summarizes the Risk Ratings as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Risk Rating 1	$240,028	11.1%	$202,097	9.9%
Risk Rating 2	1,628,418	75.0%	1,647,599	80.2%
Risk Rating 3	281,096	12.9%	180,372	8.8%
Risk Rating 4	21,196	1.0%	23,359	1.1%
Risk Rating 5	—	—%	—	—%
Total investments	$2,170,738	100.0%	$2,053,427	100.0%

As of March 31, 2025 and December 31, 2024, the weighted average Risk Rating of our debt investment portfolio was 2.04 and 2.01, respectively.

Results of Operations

The following table represents the operating results:

	For the Three Months Ended
(Amounts in thousands)	March 31, 2025	March 31, 2024
Total investment income	$57,588	$42,861
Total expenses, net of fee waivers and expense support	29,039	13,205
Net investment income (loss)	28,549	29,656
Net realized gain (loss)	(4,168)	214
Net unrealized appreciation (depreciation)	(10,158)	(1,037)
Net increase (decrease) in net assets resulting from operations	$14,223	$28,833

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Interest income	$56,325	$39,699
Other income	1,263	3,162
Total investment income	$57,588	$42,861

For the three months ended March 31, 2025 and March 31, 2024, total investment income was approximately $57.6 million and $42.9 million, respectively. As of March 31, 2025 and December 31, 2024, the size of our investment portfolio at fair value was approximately $2,170.7 million and $2,053.4 million, respectively, and the weighted average yield on debt and income producing investments at fair value was 10.9% and 10.9%, respectively.

Expenses

Expenses were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Interest and debt fee expense	$17,966	$11,137
Management fees	3,783	2,344
Income incentive fee	4,144	3,363
Distribution and shareholder servicing fees
Class S	126	—
Class D	2	—
Professional fees	464	278
Board of Trustees fees	97	97
Administrative services expenses	513	413
Other general & administrative expenses	765	1,001
Amortization of deferred offering costs	159	756
Total expenses before fee waivers and expense support	$28,019	$19,389
Expense support	—	(477)
Recoupment of expense support	1,020	—
Management fees waiver	—	(2,344)
Income incentive fee waiver	—	(3,363)
Total expenses net of fee waivers and expense support	$29,039	$13,205

Interest and debt fee expense
For the three months ended March 31, 2025, interest and debt fee expense was $18.0 million, primarily due to $947.0 million of average borrowings under existing credit facilities and unsecured notes, at a weighted average interest rate of 7.0%.

For the three months ended March 31, 2024, interest and debt fee expense was $11.1 million, primarily due to $534.5 million of average borrowings under existing credit facilities, at a weighted average interest rate of 7.9%.

Management Fees
Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
For the three months ended March 31, 2025, the Company incurred management fees of $3.8 million, none of which were waived.

For the three months ended March 31, 2024, the Company incurred management fees of $2.3 million, all of which were waived.
Income Based and Capital Gains Incentive Fees

For the three months ended March 31, 2025, the Company incurred an income incentive fee of $4.1 million, none of which was waived. For the three months ended March 31, 2025, the Company incurred no capital gains incentive fee.

For the three months ended March 31, 2024, the Company incurred an income incentive fee of $3.4 million, all of which was waived. For the three months ended March 31, 2024, the Company incurred no capital gains incentive fee.
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
Total other expenses were approximately $2.0 million and $2.5 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Total other expenses were primarily comprised of approximately $0.5 million and $0.3 million of professional fees (including legal, audit, and tax), approximately $0.8 million and $1.0 million of other general and administrative expenses (including insurance, research, and other allocated costs), and approximately $0.2 million and $0.8 million of amortization of deferred offering costs for the three months ended December 31, 2024 and March 31, 2024, respectively.

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

We entered into an Expense Support Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements. For the three months ended March 31, 2025, the Adviser made no Expense Payments on behalf of the Company. For the three months ended March 31, 2024, the Adviser made $0.1 million in Expense Payments on behalf of the Company. For the three months ended March 31, 2025 and March 31, 2024, the Company made $0.1 million and $0.0 million Reimbursement Payments to the Adviser, respectively. As of March 31, 2025, the Company had a payable of $1.0 million to the Adviser for recoupment of expense support, which is included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. As of March 31, 2024, the Company had a receivable of $0.5 million from the Adviser for expense support payments, which offset accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. As of March 31, 2025 and March 31, 2024, total expense payments made since inception by the Adviser on behalf of the Company were $1.7 million and $0.4 million, respectively, and total unreimbursed expense payments were $1.6 million and $0.4 million, respectively.
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
For the three months ended March 31, 2025 and March 31, 2024, we did not incur U.S. federal excise tax.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Non-controlled/non-affiliated investments	$(2,497)	$129
Foreign currency transactions	(317)	146
Foreign currency forward contracts	(1,354)	(61)
Net realized gain (loss)	$(4,168)	$214

For the three months ended March 31, 2025, we had net realized losses of approximately $4.2 million, which were primarily due to net realized losses on non-controlled/non-affiliated investments of $2.5 million. For the three months ended March 31, 2024, we generated net realized gains of approximately $0.2 million, which were primarily comprised of net realized gains on foreign currency transactions and foreign currency forward contracts. For the three months ended March 31, 2024, the net realized gains on foreign currency forward contracts were mainly due to CAD forward contracts.
Net Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net change in unrealized gain (loss) on investments	$(10,075)	$(1,942)
Net change in unrealized gain (loss) on foreign currency translation	6	—
Net change in unrealized gain (loss) on foreign currency forward contracts	(89)	905
Net change in unrealized appreciation (depreciation)	$(10,158)	$(1,037)
For the three months ended March 31, 2025, we generated $10.2 million of net unrealized losses, which were primarily due to net unrealized losses on investments of $10.1 million, driven by negative valuation adjustments. For the three months ended March 31, 2024, we generated $1.0 million of net unrealized losses, which were primarily due reversal of unrealized gains recorded in prior periods offset by an increase in fair value on certain portfolio investments.

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
As of March 31, 2025, we had approximately $61.8 million in cash, cash equivalents, and restricted cash. During the three months ended March 31, 2025, we used approximately $52.1 million in cash for operating activities, primarily due to investment purchases of $184.5 million, partially offset by sales and principal repayments of $59.7 million, and a net increase in assets resulting from operations of $14.2 million. Cash provided by financing activities was approximately $51.8 million during the year, which was primarily the result of $64.7 million from the issuance of common shares and $60.0 million of debt borrowings, partially offset by repayments of debt of $50.0 million and distributions paid in cash of $21.6 million.
As of March 31, 2024, we had $107.7 million in cash, cash equivalents and restricted cash. During the three months ended March 31, 2024, we used $45.9 million in cash for operating activities, primarily due to investment purchases of $303.5 million, partially offset by sales and principal repayments of $97.0 million. Cash provided by financing activities was approximately $48.2 million during the year, which was primarily the result of $126.1 million from the issuance of common shares and $296.5 million of debt borrowings, partially offset by net repayments of debt of $350.0 million and distributions in cash of $24.2 million.
Borrowings

As of March 31, 2025, we had an aggregate amount of $925.3 million of debt outstanding and our asset coverage ratio was 234.9%. As of December 31, 2024, we had an aggregate amount of $913.1 million of debt outstanding and our asset coverage ratio was 231.1%.
The following tables present the Company’s outstanding borrowings as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$955,000	$371,146	$371,146	$371,146
BNP Credit Facility (1)(2)	400,000	240,000	240,000	240,000
2024A Senior Notes (3)(4)	300,000	300,000	299,186	300,000
CIBC Credit Facility (1)(2)	250,000	15,000	15,000	15,000
Total Debt	$1,905,000	$926,146	$925,332	$926,146

	As of December 31, 2024
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$795,000	$356,146	$356,146	$356,146
BNP Credit Facility (1)(2)	400,000	260,000	260,000	260,000
2024A Senior Notes (3)(4)	300,000	300,000	296,907	296,907
CIBC Credit Facility (1)(2)	250,000	—	—	—
Total Debt	$1,745,000	$916,146	$913,053	$913,053

(1)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.
(2)Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(3)Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs. Carrying value is also inclusive of an incremental $2.1 million adjustment in the carrying value of the 2024A Senior Notes resulting from a hedge accounting relationship.
(4)The fair value of these debt obligations would be categorized as Level 3 under ASC 820-10.

We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Equity

The following table summarizes capital activity for the three months ended March 31, 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	43,472,573	$435	$1,197,185	$(85)	$413	$2,681	$1,200,629
Common shares issued	2,356,405	24	64,689	—	—	—	64,713
Distribution reinvestment	147,779	1	4,065	—	—	—	4,066
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	28,549	—	—	28,549
Net realized gain (loss)	—	—	—	—	(4,168)	—	(4,168)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(10,075)	(10,075)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(83)	(83)
Distributions declared	—	—	—	(30,818)	—	—	(30,818)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance end of period	45,976,757	$460	$1,265,939	$(2,354)	$(3,755)	$(7,477)	$1,252,813

The following table summarizes capital activity for the three months ended March 31, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	$704,431
Common shares issued	4,451,026	44	125,078	—	—	—	125,122
Distribution reinvestment	35,554	—	999	—	—	—	999
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	29,656	—	—	29,656
Net realized gain (loss)	—	—	—	—	214	—	214
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(1,942)	(1,942)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	905	905
Distributions declared	—	—	—	(24,776)	—	—	(24,776)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance end of period	29,645,450	$296	$813,216	$11,086	$(4,590)	$14,601	$834,609

As of March 31, 2025, we had 43,228,970 Class I shares, 2,509,425 Class S shares and 238,362 Class D shares issued and outstanding with a par value of $0.01 per share.

As of March 31, 2024, we had 29,645,450 Class I shares issued and outstanding with a par value of $0.01 per share. As of March 31, 2024, there were no Class S or Class D shares issued or outstanding.
The following table summarizes transactions in common shares during the three months ended March 31, 2025:

	Shares	Amount
Class I:
Proceeds from shares sold	1,289,722	$35,413
Repurchase of shares	—	—
Distribution reinvestment	119,435	3,286
Net increase (decrease)	1,409,157	38,699
Class S:
Proceeds from shares sold	828,321	22,770
Repurchase of shares	—	—
Distribution reinvestment	28,344	780
Net increase (decrease)	856,665	23,550
Class D:
Proceeds from shares sold	238,362	6,530
Repurchase of shares	—	—
Distribution reinvestment	—	—
Net increase (decrease)	238,362	6,530
Total increase (decrease)	2,504,184	$68,779
The following table summarizes transactions in common shares during the three months ended March 31, 2024:

	Shares	Amount
Class I:
Proceeds from shares sold	4,451,026	$125,122
Repurchase of shares	—	—
Distribution reinvestment	35,554	999
Net increase (decrease)	4,486,580	126,121
Total increase (decrease)	4,486,580	$126,121

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

The Company’s distributions are recorded on the record date. The following tables summarize distributions declared during the three months ended March 31, 2025:

			Class I
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.20	$0.03	$—	$9,688
February 26, 2025	February 28, 2025	April 1, 2025	0.20	0.03	—	9,750
March 26, 2025	March 31, 2025	April 30, 2025	0.20	0.03	—	9,943
Total			$0.60	$0.09	$—	$29,381

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.18	$0.03	$—	$392
February 26, 2025	February 28, 2025	April 1, 2025	0.18	0.03	—	464
March 26, 2025	March 31, 2025	April 30, 2025	0.18	0.03	—	528
Total			$0.54	$0.09	$—	$1,384

			Class D
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
March 26, 2025	March 31, 2025	April 30, 2025	$0.19	$0.03	$—	$53
Total			$0.19	$0.03	$—	$53
(1) Base distributions per share are net of distribution and/or shareholder servicing fees.
(2) There were zero capital gain distributions for the three months ended March 31, 2025.

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

We intend to operate in a manner so as to continuously qualify as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment, among other things, we must distribute to our shareholders in respect of each taxable year of an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses. In order to avoid the imposition of certain excise taxes imposed on RICs, we must distribute to our shareholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of our capital gains in excess of capital losses, adjusted for certain ordinary losses, generally for the one-year period ending on October 31 of such calendar year; and (3) the sum of any net ordinary income plus capital gain net income for preceding years that were recognized but not distributed during such years and on which we paid no federal income tax.

The U.S. federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the three months ended March 31, 2025:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.63	$1,384	$0.22	$53	$0.69	$29,381
Net realized gain	—	—	—	—	—	—
Total	$0.63	$1,384	$0.22	$53	$0.69	$29,381

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the three months ended March 31, 2024:

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
Under this plan, shareholders (other than those located in specific states, who are clients of selected participating brokers, as outlined below, or who have elected to “opt out” of the plan) will have their cash distributions (net of applicable withholding taxes) automatically reinvested in additional shares of the same class of our common shares to which the distribution relates. If a shareholder elects to “opt out,” that shareholder will receive cash distributions. The purchase price for shares purchased under our distribution reinvestment plan will be equal to the then current NAV per share of the relevant class of common shares. Shareholders will not pay transaction related charges when purchasing shares under our distribution reinvestment plan, but all outstanding Class S and Class D shares, including those purchased under our distribution reinvestment plan, will be subject to ongoing servicing fees. The U.S. federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.
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
During the three months ended March 31, 2025, there were 11,878 shares validly tendered and repurchased. During the three months ended March 31, 2024, there were no shares validly tendered, and accordingly there were no shares repurchased.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	March 31, 2025	December 31, 2024
Unfunded delayed draw commitments	$235,744	$258,448
Unfunded revolving commitments	107,090	110,317
Total unfunded commitments	$342,834	$368,765

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2025, management was not aware of any pending or threatened litigation.
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

Recent Developments

Subscriptions

The Company received $73.8 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective April 1, 2025.

The Company received $48.2 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective May 1, 2025, excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On May 5, 2025, the Company offered to purchase up to 5% of its outstanding Common Shares as of March 31, 2025 at a price equal to the NAV per share as of June 30, 2025. The offer expires on June 3, 2025.

Distribution Declarations

On April 28, 2025, the Company declared a total distribution of $0.23 per Class I share, $0.21 per Class S share and $$0.22 per Class D share, all of which is payable on May 30, 2025 to shareholders of record as of April 30, 2025.

Amended and Restated JPM Credit Facility Agreement

On May 2, 2025, the Company entered into that certain Amended and Restated Senior Secured Revolving Credit Agreement among the Company, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, amending and restating that certain Senior Secured Revolving Credit Agreement, dated as of November 15, 2022, among the Company, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, (as amended, supplemented and restated, the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for, among other things, (i) a four-year revolving credit facility with a one-year term out period in an initial total facility amount up to $955.0 million, (ii) an extension the revolving period from August 29, 2027 to May 2, 2029, (iii) an extension of the scheduled maturity date from August 29, 2028 to May 2, 2030, (iv) an amendment of the accordion provision to permit increases to the total facility amount to any amount up to $1,432.5 million, and (v) a reset of the minimum shareholders’ equity test.

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
As of March 31, 2025, 98.7% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	As of March 31, 2025
Change in Interest Rates	Interest Income	Interest Expense (1)	Net Income
Up 300 basis points	$69,383	$(27,784)	$41,599
Up 200 basis points	$46,255	$(18,523)	$27,732
Up 100 basis points	$23,128	$(9,261)	$13,867
Down 100 basis points	$(23,128)	$9,261	$(13,867)
Down 200 basis points	$(46,255)	$18,523	$(27,732)
(1) Includes the impact to interest expense related to the interest rate swap.

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
(2) Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2024, as well as the risk factors set forth in the section captioned “Risk Factors” of Post-Effective Amendment No. 2 to our registration statement on Form N-2 filed on April 30, 2025, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2025 to the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2024 and the risk factors set forth in the section captioned “Risk Factors” of Post-Effective Amendment No. 2 to our registration statement on Form N-2 filed on April 30, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Other than the shares issued pursuant to our distribution reinvestment plan, we did not sell any unregistered equity securities.

Share Repurchases
We have commenced a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (by number of shares) as of the close of the previous calendar quarter. Our Board of Trustees may amend or suspend the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV.

During the three months ended March 31, 2025, there were 12,079 shares validly tendered and repurchased.

Item 3. Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
During the fiscal quarter ended March 31, 2025, none of the trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
10.11
Senior Secured Revolving Credit Agreement dated as of November 15, 2022 by and among T. Rowe Price OHA Select Private Credit Fund as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.12
Amended and Restated Revolving Credit and Security Agreement dated as of June 30, 2023 by and among T. Rowe Price OHA Select Private Credit Fund as Equityholder, TRP OHA SPV Funding I, LLC as Borrower, BNP Paribas as Administrative Agent, TRP OHA Servicer I, LLC as Servicer, The Bank of New York Mellon Trust Company, National Association as Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.13
Amendment No.1 to Senior Secured Revolving Credit Agreement, dated as of August 29, 2023, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2023 (File No. 814-01561))

10.14
Master Note Purchase Agreement, dated March 7, 2024, by and among T. Rowe Price OHA Select Private Credit Fund and the Purchasers party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 13, 2024 (File No. 814-01561))

10.15
Second Amendment to Revolving Credit and Security Agreement, dated as of August 6, 2024, by and among TRP OHA SPV Funding I, LLC, as borrower, BNP Paribas as administrative agent, The Bank of New York Mellon Trust Company, National Association, as collateral agent, T. Rowe Price OHA Select Private Credit Fund, as equityholder, TRP OHA Servicer I, LLC, as servicer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2024 (File No. 814-01561))

10.16
Commitment Increase Agreement, dated as of October 10, 2024, by and among T. Rowe Price OHA Select Private Credit Fund, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the issuing banks and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2024 (File No. 814-01561))

10.17
Loan and Servicing Agreement, dated as of November 5, 2024, by and among TRP OHA SPV Funding II, LLC, as borrower, the Company, as transferor, TRP OHA Servicer II, LLC, as servicer, The Bank of New York Mellon Trust Company, National Association, as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce, as administrative agent (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2024 (File No. 814-01561))

10.18
Commitment Increase Agreement, dated as of November 25, 2024, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2024 (File No. 814-01561))

10.19
Commitment Increase Agreement, dated as of February 28, 2025, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2025 (File No. 814-01561))

10.20*†
Amended and Restated Senior Secured Revolving Credit Agreement among T. Rowe Price OHA Select Private Credit Fund, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K filed on March 12, 2025 (File No. 814-01561))
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.
† Schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T. ROWE PRICE OHA SELECT PRIVATE CREDIT FUND

Date: May 7, 2025	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: May 7, 2025	/s/ Thomas Hansen
Thomas Hansen
Chief Financial Officer