Form 10-Q
period 2025-06-30
T. Rowe Price OHA Select Private Credit Fund
filed 2025-08-06
CIK 1901164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
There were 3,588,319, 3,393,841 and 46,146,196 of Class S, Class D, and Class I shares of the registrant’s common shares, respectively, outstanding as of August 6, 2025. Common shares outstanding exclude August 1, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of	As of
	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $2,468,585 and $2,051,457 at June 30, 2025 and December 31, 2024, respectively)	$2,455,233	$2,053,427
Cash, cash equivalents and restricted cash	73,452	62,157
Interest receivable	18,883	26,679
Deferred financing costs	10,559	8,557
Deferred offering costs	—	220
Receivable for investments sold	21,169	9,890
Derivative assets, at fair value (Note 5)	10,167	790
Total assets	$2,589,463	$2,161,720

LIABILITIES
Debt (net of unamortized debt issuance costs of $2,732 and $3,093, at June 30, 2025 and December 31, 2024, respectively)	$1,124,081	$913,053
Payable for investments purchased	21,173	82
Interest and debt fee payable	8,987	21,969
Distribution payable	18,036	14,313
Management fee payable	4,104	3,494
Income incentive fee payable	5,048	4,478
Distribution and/or shareholder servicing fees payable	77	33
Due to counterparty	10,110	—
Unrealized depreciation on foreign currency contracts	1,611	—
Accrued expenses and other liabilities	4,246	3,669
Total liabilities	$1,197,473	$961,091

Commitments and contingencies (Note 9)

NET ASSETS
Common shares, $0.01 par value (51,752,976 and 43,472,573 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	$518	$435
Additional paid in capital	1,422,783	1,197,185
Distributable earnings (loss)	(31,311)	3,009
Total net assets	$1,391,990	$1,200,629
Total liabilities and net assets	$2,589,463	$2,161,720

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of	As of
	June 30, 2025	December 31, 2024
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$1,237,103	$1,154,985
Common shares outstanding ($0.01 par value, unlimited shares authorized)	45,994,420	41,819,813
Net asset value per share	$26.90	$27.62
Class S Shares:
Net assets	$90,500	$45,644
Common shares outstanding ($0.01 par value, unlimited shares authorized)	3,364,714	1,652,760
Net asset value per share	$26.90	$27.62
Class D Shares:
Net assets	$64,387	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	2,393,842	—
Net asset value per share	$26.90	$—

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income from non-controlled / non-affiliated investments:
Interest and dividend income	$63,804	$44,049	$120,129	$83,748
Other income	2,985	3,315	4,248	6,477
Total investment income	66,789	47,364	124,377	90,225

Expenses:
Interest and debt fee expense	$19,960	$13,549	$37,926	$24,686
Management fees	4,105	2,701	7,888	5,045
Income incentive fee	5,048	3,486	9,192	6,849
Distribution and shareholder servicing fees
Class S	179	6	305	6
Class D	28	—	30	—
Professional fees	642	538	1,106	816
Board of Trustees fees	98	97	195	194
Administrative service expenses	532	337	1,045	750
Other general & administrative expenses	872	1,481	1,637	2,482
Amortization of deferred offering costs	61	855	220	1,611
Total expenses before fee waivers and expense support	31,525	23,050	59,544	42,439
Expense support	—	(751)	—	(1,228)
Recoupment of expense support	556	—	1,576	—
Management fees waiver	—	—	—	(2,344)
Income incentive fee waiver	—	—	—	(3,363)
Total expenses net of fee waivers and expense support	32,081	22,299	61,120	35,504
Net investment income	34,708	25,065	63,257	54,721

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	801	(448)	(1,696)	(319)
Foreign currency transactions	1,997	120	1,680	266
Foreign currency forward contracts	(7,101)	541	(8,455)	480
Net realized gain (loss)	(4,303)	213	(8,471)	427

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(5,247)	(3,318)	(15,322)	(5,260)
Foreign currency translation	161	—	167	—
Foreign currency forward contracts	(2,313)	137	(2,402)	1,042
Net change in unrealized appreciation (depreciation)	(7,399)	(3,181)	(17,557)	(4,218)
Net realized and unrealized gain (loss)	(11,702)	(2,968)	(26,028)	(3,791)
Net increase (decrease) in net assets resulting from operations	$23,006	$22,097	$37,229	$50,930

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operations:
Net investment income	$34,708	$25,065	$63,257	$54,721
Net realized gain (loss)	(4,303)	213	(8,471)	427
Net change in unrealized appreciation (depreciation)	(7,399)	(3,181)	(17,557)	(4,218)
Net increase (decrease) in net assets resulting from operations	23,006	22,097	37,229	50,930
Distributions to common shareholders:
Class I	(36,900)	(27,894)	(66,281)	(52,670)
Class S	(2,374)	(96)	(3,758)	(96)
Class D	(1,457)	—	(1,510)	—
Net decrease in net assets resulting from distributions	(40,731)	(27,990)	(71,549)	(52,766)
Share transactions:
Class I:
Proceeds from shares sold	72,170	165,200	107,583	290,322
Repurchase of shares	(329)	—	(329)	—
Distribution reinvestment	3,378	1,286	6,664	2,285
Net increase (decrease) in net assets from share transactions	75,219	166,486	113,918	292,607
Class S:
Proceeds from shares sold	22,184	6,919	44,954	6,919
Repurchase of shares	—	—	—	—
Distribution reinvestment	1,048	5	1,828	5
Net increase (decrease) in net assets from share transactions	23,232	6,924	46,782	6,924
Class D:
Proceeds from shares sold	58,032	—	64,562	—
Repurchase of shares	—	—	—	—
Distribution reinvestment	419	—	419	—
Net increase (decrease) in net assets from share transactions	58,451	—	64,981	—
Total increase (decrease) in net assets	139,177	167,517	191,361	297,695
Net assets, beginning of period	1,252,813	834,609	1,200,629	704,431
Net assets, end of period	$1,391,990	$1,002,126	$1,391,990	$1,002,126

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$37,229	$50,930
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	15,322	5,260
Net unrealized (appreciation) depreciation on foreign currency forward contracts	2,402	(1,042)
Net unrealized (appreciation) depreciation on foreign currency	(167)	—
Net realized (gain) loss on investments	1,696	319
Net realized (gain) loss on foreign currency	(1,680)	(266)
Net realized (gain) loss on foreign currency forward contracts	8,455	(480)
Payment-in-kind interest capitalized	(7,084)	(1,948)
Net accretion of discount and amortization of premium	(6,027)	(5,296)
Amortization of deferred financing costs and debt issuance costs	1,686	905
Amortization of deferred offering costs	220	1,611
Purchases of investments	(682,156)	(716,095)
Proceeds from sale of investments and principal repayments	276,443	216,424
Net proceeds from settlement of foreign currency forward contracts	(8,455)	480
Changes in operating assets and liabilities:
Interest receivable	7,796	(763)
Due to counterparty	10,110	—
Management fee payable	610	2,701
Incentive fee payable	570	3,486
Distribution and/or shareholder servicing fees payable	44	5
Receivable for investments sold	(11,279)	(6,084)
Payable for investments purchased	21,091	84,576
Interest and debt fee payable	(12,982)	5,301
Accrued expenses and other liabilities	577	(2,583)
Net cash provided by (used in) operating activities	(345,579)	(362,559)

Cash flows from financing activities:
Borrowings of debt	335,500	591,452
Repayments of debt	(135,000)	(409,984)
Payments of financing costs	(3,328)	(157)
Payments of offering costs	—	(855)
Proceeds from issuance of common shares	226,010	299,531
Repurchase of shares	(329)	—
Distributions paid in cash	(67,826)	(50,734)
Proceeds (payments) from foreign currency settlements	1,680	266
Net cash provided by (used in) financing activities	356,707	429,519
Net increase (decrease) in cash, cash equivalents and restricted cash	11,128	66,960
Effect of foreign currency exchange rates	167	—
Cash, cash equivalents and restricted cash, beginning of period	62,157	105,456
Cash, cash equivalents and restricted cash, end of period	$73,452	$172,416

Supplemental information and non-cash activities:
Interest paid during the period	$41,964	$17,460
Cash paid for excise taxes during the period	$125	$—
Distributions declared and payable	$18,036	$10,953
Distributions reinvested during the period	$8,911	$2,290
See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC	(4) (5)	S +	4.75%		9.05%	9/30/2030	$5,757	$5,731	$5,757	0.41
Evergreen IX Borrower 2023 LLC	(4) (5) (7)	S +	4.75%		9.05%	9/30/2030	7,824	7,723	7,824	0.56
Evergreen IX Borrower 2023 LLC	(4) (5) (6)	S +	4.75%		9.05%	10/1/2029	877	(9)	—	—
Farsound Aviation Limited	(4) (5) (9)	S +	5.25%		9.57%	12/3/2031	17,076	16,916	16,906	1.22
Farsound Aviation Limited	(4) (5) (6) (9)	S +	5.25%		9.57%	12/3/2031	3,105	—	(31)	—
Mantech International CP	(4) (5) (7)	S +	5.00%		9.28%	9/14/2029	26,430	26,038	26,430	1.90
Mantech International CP	(4) (5) (6)	S +	5.00%		9.28%	9/14/2029	1,285	(27)	—	—
Mantech International CP	(4) (5) (6)	S +	5.00%		9.28%	9/14/2028	3,238	(40)	—	—
Peraton Corp.	(4) (8)	S +	3.75%		8.18%	2/1/2028	4,987	4,336	4,416	0.32
STS Aviation Group	(4) (5) (6)	S +	5.00%		9.30%	10/8/2031	1,100	—	(5)	—
STS Aviation Group	(4) (5)	S +	5.00%		9.30%	10/8/2031	3,950	3,932	3,930	0.28
STS Aviation Group	(4) (5) (6)	S +	5.00%		9.30%	10/8/2030	440	289	289	0.02
								$64,889	$65,516	4.71
Automobile
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%		10.30%	11/15/2029	3,636	703	691	0.05
Mammoth Holdings, LLC	(4) (5) (7)	S +	6.00%		10.30%	11/15/2030	28,655	28,418	28,368	2.04
Mammoth Holdings, LLC	(4) (5)	S +	6.00%		10.21%	11/15/2030	7,202	7,144	7,130	0.51
NCWS Intermediate, Inc.	(4) (5) (6)	S +	5.50%	(2.25% PIK)	9.80%	12/31/2029	4,193	461	273	0.02
NCWS Intermediate, Inc.	(4) (5)	S +	5.50%	(2.25% PIK)	9.80%	12/31/2029	60,206	59,714	57,346	4.12
NCWS Intermediate, Inc.	(4) (5) (6)	S +	5.25%	(2.25% PIK)	9.55%	12/31/2029	6,972	1,756	1,482	0.11
Wheels Bidco, Inc.	(4) (5)	S +	5.50%		9.76%	11/3/2031	50,000	49,534	49,500	3.55
								147,730	144,790	10.40
Buildings and Real Estate
Associations, Inc.	(4) (5) (6)	S +	6.50%		11.09%	7/3/2028	775	679	680	0.05
Associations, Inc.	(4) (5) (6)	S +	6.50%		11.02%	7/3/2028	965	317	317	0.02
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	821	819	821	0.06
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	2,150	2,146	2,150	0.15
Associations, Inc.	(4) (5) (7) (8)	S +	6.50%		11.02%	7/3/2028	12,382	12,377	12,382	0.89
								16,338	16,350	1.17

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Capital Equipment
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.83%	8/29/2031	5,726	—	(29)	—
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.83%	8/29/2031	3,579	(16)	(18)	—
AI Titan Parent Inc.	(4) (5)	S +	4.50%		8.83%	8/29/2031	28,632	28,502	28,488	2.05
Helix Acquisition Holdings, Inc.	(4) (5) (7)	S +	7.00%		11.43%	3/31/2030	12,391	12,199	12,391	0.89
Infinite Bidco LLC	(4)	S +	3.75%		8.29%	3/2/2028	7,381	6,715	6,987	0.50
Infinite Bidco LLC	(4)	S +	6.25%		10.57%	3/2/2028	2,119	2,015	2,066	0.15
IEM New Sub 2, LLC	(4) (5) (6)	S +	4.50%		8.80%	8/8/2030	8,558	(12)	—	—
IEM New Sub 2, LLC	(4) (5)	S +	4.50%		8.80%	8/8/2030	37,845	37,509	37,845	2.72
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%		9.80%	12/19/2029	1,356	669	678	0.05
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%		9.80%	12/19/2030	2,024	1,108	1,124	0.08
Ohio Transmission Corporation	(4) (5) (7)	S +	5.50%		9.80%	12/19/2030	10,154	10,063	10,154	0.73
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%		10.06%	2/13/2032	1,542	(13)	(8)	—
Truck-Lite Co., LLC	(4) (5)	S +	5.75%		10.06%	2/13/2032	41,862	41,505	41,653	2.99
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%		10.06%	2/13/2031	4,284	(34)	(21)	—
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%		10.06%	2/13/2032	5,304	(13)	(26)	—
Truck-Lite Co., LLC	(4) (5)	S +	5.75%		10.06%	2/13/2032	1,111	1,106	1,106	0.08
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%		10.06%	2/13/2032	10,697	(27)	(53)	(0.01)
								141,276	142,337	10.23
Cargo Transport
LaserShip, Inc.	(4)	S +	6.25%		10.55%	1/2/2029	5,737	5,421	5,688	0.41
LaserShip, Inc.	(4)	S +	8.00%	(4.00% PIK)	12.30%	1/2/2029	26,633	24,018	16,079	1.15
								29,439	21,767	1.56
Chemicals, Plastics and Rubber
ASP Unifax Holdings, Inc.	(4)	S +	7.75%	(4.75% PIK)	12.05%	9/28/2029	23,735	22,874	22,289	1.60
BCPE HIPH Parent, Inc.	(4) (5) (6)	S +	5.75%		10.08%	10/7/2030	2,318	1,957	1,986	0.14
BCPE HIPH Parent, Inc.	(4) (5) (7)	S +	5.75%		10.08%	10/7/2030	6,209	6,133	6,162	0.44
Meridian Adhesives Group, Inc.	(4) (5)	S +	6.00%		10.30%	9/3/2029	299	299	299	0.02
Meridian Adhesives Group, Inc.	(4) (5) (7)	S +	6.00%		10.30%	9/3/2029	16,740	16,341	16,740	1.20
Meridian Adhesives Group, Inc.	(4) (5)	S +	6.00%		10.30%	9/3/2029	1,630	1,594	1,630	0.12
Peaches Acquisition Corporation	(4) (5)	S +	7.50%		11.78%	8/1/2028	9,568	9,502	8,707	0.63
								58,700	57,813	4.15
Construction & Building
FloWorks International	(4) (5)	S +	4.75%		9.08%	11/26/2031	15,073	15,003	14,998	1.08
FloWorks International	(4) (5) (6)	S +	4.75%		9.08%	11/26/2031	1,889	—	(10)	—
Groundworks, LLC	(4) (6) (8)	S +	3.00%		7.32%	3/14/2031	1,172	237	253	0.02
Groundworks, LLC	(4) (8)	S +	3.00%		7.32%	3/14/2031	6,312	6,235	6,318	0.45
NRO Holdings III Corp.	(4) (5)	S +	5.25%		9.51%	7/15/2031	27,546	27,299	27,409	1.97

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		9.51%	7/15/2031	8,673	—	(43)	—
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		9.57%	7/15/2030	4,379	589	604	0.04
								49,363	49,529	3.56
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.44%	6/23/2028	4,349	4,302	4,099	0.29
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.44%	6/23/2028	7,717	7,659	7,273	0.52
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	7.00%	(3.25% PIK)	11.44%	6/23/2028	16,692	16,439	15,732	1.13
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	7.00%	(3.25% PIK)	11.44%	6/23/2028	5,547	5,463	5,228	0.38
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		9.20%	3/20/2030	3,144	(6)	(16)	—
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		9.20%	3/20/2030	3,144	(28)	(16)	—
Poly-Wood, LLC	(4) (5)	S +	4.88%		9.20%	3/20/2030	1,496	1,489	1,489	0.11
Poly-Wood, LLC	(4) (5) (7)	S +	4.88%		9.20%	3/20/2030	16,558	16,403	16,476	1.18
								51,721	50,265	3.61
Containers, Packaging and Glass
Ascend Buyer LLC	(4) (5)	S +	5.75%		10.05%	9/29/2028	179	178	178	0.01
Ascend Buyer LLC	(4) (5) (6)	S +	5.75%		10.05%	9/29/2028	358	(2)	(2)	—
PPC Flexible Packaging	(4) (5) (7)	S +	6.00%		10.30%	9/29/2028	3,997	3,943	3,997	0.29
								4,119	4,173	0.30
Ecological
Rock Star Mergersub, LLC	(4) (5)	S +	4.75%		9.05%	12/15/2031	15,454	15,382	15,377	1.10
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		9.03%	12/15/2031	2,102	287	286	0.02
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		9.05%	12/15/2031	4,945	—	(24)	—
								15,669	15,639	1.12

Finance
Arax MidCo, LLC	(4) (5)	S +	5.00%		9.33%	4/11/2029	6,823	6,790	6,789	0.49
Arax MidCo, LLC	(4) (5) (6)	S +	5.00%		9.33%	4/11/2029	11,677	—	(58)	—
Beacon Pointe Advisors, LLC	(4) (5) (6) (8)	S +	4.75%		9.08%	12/29/2028	9,984	2,117	2,159	0.16
Beacon Pointe Advisors, LLC	(4) (5) (7) (8)	S +	4.75%		9.08%	12/29/2028	10,055	9,895	10,055	0.72
Beacon Pointe Advisors, LLC	(4) (5) (8)	S +	4.75%		9.08%	12/29/2028	3,944	3,881	3,944	0.28
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.75%		9.08%	12/29/2027	1,075	(14)	—	—
Beacon Pointe Advisors, LLC	(4) (5) (8)	S +	4.75%		9.08%	12/29/2028	1,125	1,115	1,125	0.08
Sedgwick Claims Management Services, Inc.	(4)	S +	3.00%		7.33%	7/31/2031	10,374	10,336	10,423	0.75
Shelby Automotive Holdings Corp.	(4) (5) (6)	S +	5.25%		9.58%	6/29/2028	15,050	13,840	13,927	1.00
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	5.25%		9.58%	6/29/2027	1,564	(13)	(8)	—
Spectrum Automotive Holdings, Corp.	(4) (5) (7)	S +	5.25%		9.58%	6/29/2028	40,900	40,451	40,695	2.92
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%		9.58%	6/29/2028	11,403	11,268	11,346	0.81
								99,666	100,397	7.21

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Healthcare, Education and Childcare
123Dentist Inc.	(4) (5) (6) (8) (9)	C +	5.00%		7.75%	8/9/2029	CAD	5,981	2,533	2,664	0.19
123Dentist Inc.	(4) (5) (8) (9)	C +	5.00%		7.75%	8/9/2029	CAD	952	685	694	0.05
AmeriVet Partners Management, Inc.	(4) (5) (7) (8)	S +	5.50%		9.97%	2/25/2028		9,256	9,257	9,187	0.66
Antylia Scientific	(4)	S +	4.00%		8.32%	5/27/2032		10,200	9,947	9,954	0.72
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.80%	12/17/2029		9,115	9,058	9,115	0.66
CNSI Holdings, LLC	(4) (5) (6)	S +	5.50%		9.80%	12/17/2029		26,444	—	—	—
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.80%	12/17/2029		12,851	12,720	12,851	0.92
CNSI Holdings, LLC	(4) (5) (6)	S +	5.50%		9.80%	12/17/2029		2,999	811	840	0.06
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.80%	12/17/2029		12,133	11,963	12,133	0.87
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		9.33%	8/7/2031		13,472	(33)	(135)	(0.01)
Coding Solutions Acquisition Inc.	(4) (5)	S +	5.00%		9.33%	8/7/2031		10,328	10,227	10,225	0.74
Coding Solutions Acquisition Inc.	(4) (5)	S +	5.00%		9.33%	8/7/2031		10,739	10,651	10,632	0.76
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		9.33%	8/7/2031		1,216	(11)	(12)	—
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		9.33%	8/7/2031		992	(9)	(10)	—
Color Intermediate, LLC	(4) (5) (7)	S +	4.75%		9.15%	10/4/2029		5,843	5,694	5,843	0.42
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%		9.08%	5/28/2031		4,186	(21)	(21)	—
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%		9.08%	5/28/2031		3,588	—	(18)	—
Crown Health Care Laundry Services, LLC	(4) (5)	S +	4.75%		9.08%	5/28/2031		22,126	22,017	22,015	1.58
Gateway US Holdings, Inc.	(4) (5) (7)	S +	4.75%		9.05%	9/22/2028		7,979	7,957	7,979	0.57
Gateway US Holdings, Inc.	(4) (5) (6)	S +	4.75%		9.05%	9/22/2028		325	(1)	—	—
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		9.05%	9/22/2028		416	415	416	0.03
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		9.05%	9/22/2028		1,833	1,828	1,833	0.13
Medvet Associates LLC	(4) (5) (7)	S +	4.75%		9.08%	6/25/2031		56,000	55,751	56,000	4.02
Medvet Associates LLC	(4) (5) (6)	S +	4.75%		9.08%	6/25/2031		14,000	—	—	—
Modernizing Medicine Inc.	(4) (5)	S +	5.25%	(2.75% PIK)	9.55%	4/30/2032		12,492	12,431	12,430	0.89
Modernizing Medicine Inc.	(4) (5) (6)	S +	5.25%	(2.75% PIK)	9.55%	4/30/2032		1,166	(6)	(6)	—
Mountain Parent, Inc.	(4) (5)	S +	4.75%		9.05%	6/27/2031		28,105	27,980	27,965	2.01
Mountain Parent, Inc.	(4) (5) (6)	S +	4.75%		9.05%	6/27/2031		3,082	(13)	(15)	—
Mountain Parent, Inc.	(4) (5) (6)	S +	4.75%		9.05%	6/27/2031		5,779	—	(29)	—
Next Holdco, LLC	(4) (5) (7)	S +	5.25%		9.55%	11/12/2030		11,827	11,729	11,768	0.85
Next Holdco, LLC	(4) (5) (6)	S +	5.25%		9.55%	11/12/2030		3,071	(35)	(15)	—
Next Holdco, LLC	(4) (5) (6)	S +	5.25%		9.55%	11/9/2029		1,153	(12)	(6)	—
Next Holdco, LLC	(4)	S +	5.25%		9.55%	11/11/2030		2,985	2,971	2,970	0.21
Packaging Coordinators Midco, Inc.	(4) (5)	S +	4.75%		9.02%	1/22/2032		30,640	30,567	30,257	2.17
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		9.02%	1/22/2032		12,907	—	(161)	(0.01)
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		9.02%	1/22/2032		3,086	(7)	(39)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		9.02%	1/22/2032		3,367	(16)	(42)	—

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
PetVet Care Centers, LLC	(4) (5)	S +	6.00%		10.33%	11/15/2030		24,603	24,400	23,865	1.71
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		10.33%	11/15/2030		3,258	—	(98)	(0.01)
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		10.33%	11/15/2029		3,258	(22)	(98)	(0.01)
PPV Intermediate Holdings LLC	(4) (5) (6)	S +	5.25%		9.58%	8/31/2029		9,990	3,891	3,908	0.28
PPV Intermediate Holdings LLC	(4) (5) (7)	S +	5.75%		10.08%	8/31/2029		40,641	40,179	40,641	2.92
PPV Intermediate Holdings LLC	(4) (5) (6)	S +	5.75%		10.08%	8/31/2029		2,732	(28)	—	—
PPV Intermediate Holdings LLC	(4) (5)	S +	6.00%		10.33%	8/31/2029		3,204	3,202	3,204	0.23
TecoStar Holdings, Inc.	(4) (5)	S +	8.00%		12.21%	7/6/2029		16,924	16,592	16,924	1.22
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		9.32%	6/14/2032		3,683	—	(18)	—
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		9.32%	6/12/2031		1,719	605	605	0.04
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		9.32%	6/12/2031		737	(4)	(4)	—
Tyber Medical LLC	(4) (5)	S +	5.00%		9.32%	6/14/2032		13,014	12,950	12,949	0.93
Tyber Medical LLC	(4) (5)	E +	5.00%		6.95%	6/14/2032	EUR	2,603	3,000	3,040	0.22
									361,793	362,180	26.02
High Tech
Banyan Software Holdings, LLC	(4) (5)	S +	5.50%		9.83%	1/2/2031		15,179	15,108	15,103	1.08
Banyan Software Holdings, LLC	(4) (5) (6)	S +	5.25%		9.57%	1/2/2031		1,630	232	231	0.02
Banyan Software Holdings, LLC	(4) (5) (6)	S +	5.50%		9.83%	1/2/2031		8,142	4,902	4,884	0.35
Banyan Software Holdings, LLC	(4) (5) (6)	S +	5.50%		9.83%	1/2/2031		13,700	(66)	(68)	—
Bottomline Technologies Inc.	(4) (5) (6)	S +	4.50%		8.80%	5/15/2028		972	(18)	—	—
Bottomline Technologies Inc.	(4) (5) (7)	S +	4.50%		8.80%	5/14/2029		13,438	13,171	13,438	0.97
CentralSquare Technologies, LLC	(4) (5) (6)	S +	5.50%		10.32%	4/12/2030		1,929	(19)	—	—
CentralSquare Technologies, LLC	(4) (5)	S +	6.00%	(3.25% PIK)	10.32%	4/12/2030		17,566	17,391	17,566	1.26
Chase Intermediate, LLC	(4) (5)	S +	4.75%		9.03%	10/30/2028		17,697	17,614	17,697	1.27
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		9.03%	10/30/2028		890	93	99	0.01
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		9.07%	10/30/2028		21,196	1,361	1,460	0.10
Community Brands ParentCo, LLC	(4) (5) (6)	S +	5.25%		9.55%	7/1/2031		3,272	461	475	0.03
Community Brands ParentCo, LLC	(4) (5) (6)	S +	5.25%		9.55%	7/1/2031		1,579	(14)	—	—
Community Brands ParentCo, LLC	(4) (5) (7)	S +	5.25%		9.55%	7/1/2031		15,638	15,503	15,638	1.12
CSAT Solutions Holding LLC	(4) (5) (8)	S +	10.50%	(2.25% PIK)	15.06%	6/30/2028		8,577	8,518	8,298	0.60
CSAT Solutions Holding LLC	(4) (5) (6)	S +	10.50%	(2.25% PIK)	14.94%	6/30/2028		1,159	611	580	0.04
Diligent Corporation	(4) (5) (7)	S +	5.00%		9.33%	8/2/2030		38,948	38,698	38,850	2.79
Diligent Corporation	(4) (5) (6)	S +	5.00%		9.33%	8/2/2030		4,848	(30)	(12)	—
Diligent Corporation	(4) (5) (7)	S +	5.00%		9.33%	8/2/2030		6,677	6,634	6,660	0.48
Diligent Corporation	(4) (5) (6)	S +	5.00%		9.33%	8/2/2030		2,565	177	186	0.01
Drive Centric Holdings, LLC	(4) (5) (6)	S +	4.50%		8.82%	8/15/2031		4,118	(18)	(10)	—
Drive Centric Holdings, LLC	(4) (5)	S +	4.50%		8.82%	8/15/2031		30,884	30,744	30,806	2.21
Eagan Sub, Inc.	(4) (5) (6)	S +	5.25%		9.55%	6/1/2029		2,267	(23)	—	—

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Eagan Sub, Inc.	(4) (5) (7)	S +	5.25%		9.55%	6/3/2030	11,135	11,005	11,135	0.80
Everbridge Holdings, LLC	(4) (5) (7)	S +	5.00%		9.29%	7/2/2031	15,704	15,669	15,704	1.13
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		9.29%	7/2/2031	3,938	1,535	1,543	0.11
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		9.29%	7/2/2031	1,578	(3)	—	—
Granicus, Inc.	(4) (5) (6)	P +	4.25%		11.75%	1/17/2031	702	95	98	0.01
Granicus, Inc.	(4) (5)	S +	5.75%	(2.25% PIK)	10.03%	1/17/2031	5,050	5,030	5,050	0.36
Granicus, Inc.	(4) (5)	S +	5.25%	(2.25% PIK)	9.53%	1/17/2031	12,398	12,398	12,398	0.89
Granicus, Inc.	(4) (5) (6)	S +	5.25%	(2.25% PIK)	9.53%	1/17/2031	4,469	—	—	—
Greenway Health, LLC	(4) (5) (7)	S +	6.75%		11.05%	4/1/2029	12,087	11,902	12,087	0.87
GS AcquisitionCo, Inc.	(4) (5) (7) (8)	S +	5.25%		9.55%	5/25/2028	—	(57)	—	—
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%		9.93%	12/29/2028	1,563	1,532	1,544	0.11
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%		9.93%	12/29/2028	158	155	156	0.01
Ministry Brands Purchaser, LLC	(4) (5) (6)	P +	4.25%		12.00%	12/30/2027	155	10	11	—
MRI Software LLC	(4) (5) (6)	S +	4.75%		9.05%	2/10/2027	2,669	133	128	0.01
MRI Software LLC	(4) (5) (6)	S +	4.75%		9.05%	2/10/2027	2,933	2,380	2,358	0.17
MRI Software LLC	(4) (5) (7)	S +	4.75%		9.05%	2/10/2027	10,600	10,533	10,521	0.76
MRI Software LLC	(4) (5) (7)	S +	4.75%		9.05%	2/10/2027	34,122	34,011	33,866	2.43
PDI TA Holdings, Inc.	(4) (5) (7)	S +	5.50%		9.78%	2/3/2031	5,621	5,593	5,621	0.40
PDI TA Holdings, Inc.	(4) (5)	S +	5.50%		9.78%	2/3/2031	324	320	324	0.02
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.50%		9.78%	2/3/2031	317	124	127	0.01
Polaris Newco LLC	(4)	S +	3.75%		8.29%	6/2/2028	9,652	9,086	9,419	0.68
Revalize, Inc.	(4) (5) (6)	S +	7.00%	(1.75% PIK)	10.20%	4/15/2027	306	240	230	0.02
Revalize, Inc.	(4) (5) (7)	S +	7.00%	(1.75% PIK)	10.20%	4/15/2027	2,018	1,987	1,917	0.14
Revalize, Inc.	(4) (5) (7)	S +	7.00%	(1.75% PIK)	10.18%	4/15/2027	448	439	425	0.03
SolarWinds Holdings, Inc.	(4) (8)	S +	4.00%		8.26%	4/16/2032	6,790	6,646	6,656	0.48
								301,793	303,199	21.78
Insurance
Alera Group, Inc.	(4)	S +	3.25%		7.58%	5/31/2032	15,200	15,125	15,263	1.10
AssuredPartners, Inc.	(4)	S +	3.50%		7.83%	2/14/2031	14,962	14,954	15,016	1.08
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%		9.33%	8/25/2028	82	(1)	—	—
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%		9.33%	8/25/2028	20	—	—	—
Integrity Marketing Acquisition, LLC	(4) (5)	S +	5.00%		9.33%	8/25/2028	11,774	11,715	11,774	0.85
RSC Acquisition, Inc.	(4) (5) (6)	S +	4.75%		9.05%	11/1/2029	18,296	1,787	1,864	0.13
RSC Acquisition, Inc.	(4) (5) (6)	S +	4.75%		9.05%	11/1/2029	3,500	(14)	—	—
RSC Acquisition, Inc.	(4) (5)	S +	4.75%		9.08%	11/1/2029	5,919	5,880	5,919	0.42
RSC Acquisition, Inc.	(4) (5)	S +	4.75%		9.05%	11/1/2029	10,719	10,719	10,719	0.77
RSC Acquisition, Inc.	(4) (5)	S +	4.75%		9.03%	11/1/2029	4,167	4,167	4,167	0.30
RSC Acquisition, Inc.	(4) (5)	S +	4.75%		9.03%	11/1/2029	671	671	671	0.05

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
RSC Acquisition, Inc.	(4) (5)	S +	4.75%		9.03%	11/1/2029		13,128	13,072	13,128	0.94
Shelf Bidco Ltd.	(4) (5) (9)	S +	5.00%		9.28%	8/21/2031		58,569	58,298	58,276	4.19
THG Acquisition, LLC	(4) (5)	S +	4.50%		8.83%	10/31/2031		14,951	14,884	14,876	1.07
THG Acquisition, LLC	(4) (5) (6)	S +	4.50%		8.83%	10/31/2031		3,341	106	90	0.01
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		9.08%	10/31/2031		1,671	117	116	0.01
Trucordia Insurance Holdings LLC	(4)	S +	3.25%		7.56%	6/17/2032		15,600	15,561	15,649	1.12
									167,041	167,528	12.04
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V.	(4) (5) (9)	E +	4.75%		6.83%	5/29/2031	EUR	54,814	59,810	64,021	4.60
Circana Group, L.P.	(4) (5) (6)	S +	4.50%		8.83%	12/1/2028		6,055	(35)	(30)	—
Circana Group, L.P.	(4) (5) (7)	S +	4.50%		8.83%	12/1/2029		43,810	43,424	43,591	3.13
Iconic Purchaser Corporation	(4) (5) (7)	S +	6.50%	(6.50% PIK)	10.82%	11/16/2028		4,078	3,855	3,966	0.28
Iconic Purchaser Corporation	(4) (5) (7)	S +	6.50%	(6.50% PIK)	10.82%	11/16/2028		4,078	3,976	3,833	0.28
Iconic Purchaser Corporation	(4) (5) (6)	S +	7.00%	(7.00% PIK)	10.82%	11/16/2028		292	(8)	(11)	—
									111,022	115,370	8.29
Printing and Publishing
Recorded Books Inc.	(4) (5)	S +	5.75%		10.03%	12/15/2028		5,882	5,830	5,882	0.42
Recorded Books Inc.	(4) (5) (6)	S +	5.75%		10.08%	6/15/2028		1,557	(15)	—	—
Recorded Books Inc.	(4) (5) (7)	S +	5.75%		10.08%	12/15/2028		18,954	18,708	18,954	1.36
									24,523	24,836	1.78
Retail Stores
D&D Buyer LLC	(4) (5) (8)	S +	6.50%		10.90%	10/4/2028		18,007	17,814	18,007	1.29
D&D Buyer LLC	(4) (5)	S +	6.50%		10.88%	10/4/2028		4,559	4,521	4,559	0.33
D&D Buyer LLC	(4) (5) (6)	S +	6.50%		10.82%	10/4/2028		1,974	1,164	1,184	0.08
Follett Corporation	(4) (5)	S +	7.00%	(3.00% PIK)	11.43%	2/1/2027		10,327	10,302	9,656	0.69
New Look Vision Group, Inc.	(4) (5) (7) (8) (9)	C +	5.50%		10.50%	5/26/2028	CAD	8,204	5,880	5,997	0.43
New Look Vision Group, Inc.	(4) (5) (6) (9)	C +	5.50%		8.51%	5/26/2026	CAD	1,125	250	234	0.02
New Look Vision Group, Inc.	(4) (5) (8) (9)	C +	5.50%		8.50%	5/26/2028	CAD	547	396	400	0.03
New Look Vision Group, Inc.	(4) (5) (7) (9)	S +	5.50%		9.95%	5/26/2028		349	335	348	0.02
New Look Vision Group, Inc.	(4) (5) (7) (9)	C +	5.50%		8.50%	5/26/2028	CAD	1,049	752	767	0.06
New Look Vision Group, Inc.	(4) (5) (9)	S +	5.50%		9.95%	5/26/2028		40	38	39	—
TC Signature Holdings, LLC	(4) (5)	S +	6.50%		11.00%	5/4/2028		820	803	820	0.06
TC Signature Holdings, LLC	(4) (5)			(17.50% PIK)	17.50%	5/4/2028		2,680	2,630	2,680	0.19
TC Signature Holdings, LLC	(4) (5) (6)			(17.50% PIK)	17.50%	5/4/2028		1,551	—	—	—

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
TC Signature Holdings, LLC	(4) (5)	S +	9.50%	(3.00% PIK)	11.25%	5/4/2028	14,483	14,394	6,083	0.44
TC Signature Holdings, LLC	(4) (5) (6)	S +	9.50%	(3.00% PIK)	11.25%	5/4/2028	1,552	—	(900)	(0.06)
								59,279	49,874	3.58
Services: Business
Allied Universal Holdco LLC	(4)	S +	3.75%		8.18%	5/12/2028	14,961	14,961	15,049	1.08
ARAMSCO, Inc.	(4) (8)	S +	4.75%		9.05%	10/10/2030	1,725	1,599	1,397	0.10
ARAMSCO, Inc.	(4) (8)	S +	4.75%		9.05%	10/10/2030	179	166	145	0.01
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.50%		8.83%	6/3/2031	10,346	—	(52)	—
Baker Tilly Advisory Group, LP	(4) (5)	S +	4.50%		8.83%	6/3/2031	23,925	23,807	23,806	1.71
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.50%		8.83%	6/3/2030	6,786	(38)	—	—
Baker Tilly Advisory Group, LP	(4) (5) (7)	S +	4.75%		9.08%	6/3/2031	18,552	18,427	18,552	1.33
Brand Industrial Services, Inc.					10.38%	8/1/2030	14,002	13,181	12,919	0.93
Cheval Blanc Holdings Company	(4) (5) (9)			(14.50% PIK)	14.50%	10/30/2030	10,149	9,858	9,844	0.71
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.50%		9.06%	9/8/2031	3,854	(17)	(19)	—
Eclipse Buyer Inc.	(4) (5)	S +	4.50%		9.06%	9/8/2031	22,738	22,531	22,625	1.63
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.50%		9.06%	9/6/2031	1,955	(17)	(10)	—
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		9.27%	1/21/2030	1,431	(11)	—	—
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		9.27%	1/20/2031	5,699	3,418	3,446	0.25
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%		9.27%	1/20/2031	17,523	17,375	17,523	1.26
GC Waves Holdings, Inc.	(4) (5) (7)	S +	4.75%		9.18%	10/4/2030	14,420	14,238	14,348	1.03
GC Waves Holdings, Inc.	(4) (5) (6)	S +	4.75%		9.18%	8/13/2026	676	—	(3)	—
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		11.08%	4/19/2029	1,322	10	22	—
GI Apple Midco LLC	(4) (5) (7)	S +	6.75%		11.08%	4/19/2030	8,515	8,383	8,472	0.61
GI Apple Midco LLC	(4) (5)	S +	6.75%		11.08%	4/19/2030	205	202	204	0.01
GI Apple Midco LLC	(4) (5)	S +	6.75%		11.08%	4/19/2030	6,118	6,088	6,087	0.44
IG Investment Holdings, LLC	(4) (5) (7)	S +	5.00%		9.28%	9/22/2028	29,156	29,057	29,156	2.09
IG Investment Holdings, LLC	(4) (5) (6)	S +	5.00%		9.28%	9/22/2028	698	(5)	—	—
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.28%	9/2/2031	3,668	(8)	(37)	—
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.28%	9/2/2031	1,467	(13)	(15)	—
Jensen Hughes Inc.	(4) (5)	S +	5.00%		9.28%	9/2/2031	13,009	12,890	12,879	0.93
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.28%	9/2/2031	856	—	(9)	—
JS Held, LLC	(4) (5) (6)	S +	5.50%		9.95%	12/1/2026	452	72	72	0.01
JS Held, LLC	(4) (5)	S +	5.50%		9.95%	6/1/2028	12,534	12,534	12,534	0.90
PT Intermediate Holdings III, LLC	(4) (5) (7)	S +	5.00%	(1.75% PIK)	9.30%	4/9/2030	16,523	16,487	16,358	1.17
PT Intermediate Holdings III, LLC	(4) (5) (6)	S +	5.00%		9.30%	4/9/2030	836	(1)	(8)	—
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		9.55%	4/1/2030	1,193	292	292	0.02
Rimkus Consulting Group Inc.	(4) (5)	S +	5.25%		9.55%	4/1/2031	8,861	8,803	8,816	0.63
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		9.55%	4/1/2031	2,235	472	463	0.03

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Speed Midco 3 S.a r.l.	(4) (5) (7) (9)	E +	4.95%	7.33%	5/16/2029	EUR	15,595	16,566	18,261	1.31
Speed Midco 3 S.a r.l.	(4) (5) (7) (9)	S +	4.95%	9.17%	5/16/2029		36,747	36,581	36,655	2.63
Speed Midco 3 S.a r.l.	(4) (5) (7) (9)	SN +	4.95%	9.41%	5/16/2029	GBP	2,498	3,145	3,415	0.25
STV Group, Inc.	(4) (5) (6)	S +	4.75%	9.07%	3/20/2031		3,256	(4)	—	—
STV Group, Inc.	(4) (5)	S +	4.75%	9.07%	3/20/2031		11,253	11,156	11,253	0.81
STV Group, Inc.	(4) (5) (6)	S +	4.75%	9.07%	3/20/2030		2,279	(19)	—	—
USIC Holdings Inc.	(4) (5)	S +	5.50%	9.83%	9/10/2031		41,939	41,747	41,729	3.00
USIC Holdings Inc.	(4) (5) (6)	S +	5.25%	9.58%	9/10/2031		5,365	2,428	2,426	0.17
USIC Holdings Inc.	(4) (5) (6)	S +	5.50%	9.83%	9/10/2031		2,546	840	827	0.06
Vision Solutions, Inc.	(4)	S +	4.00%	8.54%	4/24/2028		10,573	9,955	10,065	0.72
Ya Intermediate Holdings II, LLC	(4) (5) (6) (8)	S +	4.75%	8.99%	10/1/2031		6,108	620	586	0.04
Ya Intermediate Holdings II, LLC	(4) (5) (6)	S +	4.75%	9.05%	10/1/2031		2,933	560	557	0.04
Ya Intermediate Holdings II, LLC	(4) (5) (8)	S +	4.75%	8.94%	10/1/2031		14,593	14,459	14,448	1.04
								372,775	375,078	26.95
Services: Consumer
Bradyifs Holdings, LLC	(4) (5) (7)	S +	5.00%	9.28%	10/31/2029		31,063	30,818	31,063	2.23
Bradyifs Holdings, LLC	(4) (5) (6)	S +	5.00%	9.32%	10/31/2029		917	296	302	0.02
Crash Champions, LLC	(4) (8)	S +	4.75%	9.08%	2/23/2029		4,786	4,282	4,485	0.32
Denali Midco 2 LLC	(4) (5)	S +	5.25%	9.58%	12/22/2028		421	419	421	0.03
Denali Midco 2 LLC	(4) (5)	S +	5.25%	9.58%	12/22/2028		1,436	1,429	1,436	0.11
Denali Midco 2 LLC	(4) (5)	S +	5.25%	9.58%	12/22/2028		1,697	1,689	1,697	0.12
Denali Midco 2 LLC	(4) (5)	S +	5.25%	9.58%	12/22/2028		6,301	6,271	6,301	0.45
Denali Midco 2 LLC	(4) (5)	S +	5.25%	9.58%	12/22/2028		1,962	1,953	1,962	0.14
Denali Midco 2 LLC	(4) (5)	S +	5.25%	9.58%	12/22/2028		842	838	842	0.06
Denali Midco 2 LLC	(4) (5) (6)	S +	5.25%	9.58%	12/22/2028		6,367	(54)	—	—
Denali Midco 2 LLC	(4) (5)	S +	5.25%	9.58%	12/22/2028		3,463	3,433	3,463	0.25
The Kleinfelder Group, Inc.	(4) (5) (7)	S +	5.00%	9.28%	9/18/2030		14,596	14,567	14,596	1.05
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%	9.28%	9/18/2028		1,938	(12)	—	—
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%	9.28%	9/18/2030		2,907	1,550	1,550	0.11
Nuevoco2, LLC	(4) (5)	S +	6.00%	10.43%	6/1/2029		99	98	98	0.01
Nuevoco2, LLC	(4) (5) (7)	S +	6.00%	10.43%	6/1/2029		14,752	14,635	14,641	1.05
Nuevoco2, LLC	(4) (5)	S +	6.00%	10.43%	6/1/2029		7,414	7,356	7,358	0.53
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.50%	9.80%	4/22/2030		1,626	(8)	(8)	—
W.A. Kendall and Company, LLC	(4) (5)	S +	5.50%	9.80%	4/22/2030		1,085	1,079	1,079	0.08
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.88%	10.32%	4/22/2030		223	68	68	0.01
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.50%	9.80%	4/22/2030		66	—	—	—
Wrench Group LLC	(4)	S +	4.00%	8.56%	10/30/2028		14,962	14,746	14,932	1.07
								105,453	106,286	7.64

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Telecommunications
CCI Buyer, Inc.	(4) (5) (6)	S +	5.00%	9.30%	5/13/2032		2,036	(10)	(10)	—
CCI Buyer, Inc.	(4) (5)	S +	5.00%	9.30%	5/13/2032		34,864	34,692	34,690	2.49
Omni Fiber, LLC	(4) (5)	S +	5.25%	9.53%	7/3/2029		2,208	2,187	2,186	0.16
Omni Fiber, LLC	(4) (5)	S +	5.25%	9.55%	7/3/2029		4,417	4,412	4,372	0.32
Omni Fiber, LLC	(4) (5) (6)	S +	5.25%	9.54%	7/3/2029		30,475	2,012	1,727	0.12
								43,293	42,965	3.09

Total First Lien Debt								$2,225,882	$2,215,892	159.19%

Second Lien Debt
Aerospace and Defense
Peraton Corp.	(4) (7)	S +	8.00%	12.43%	2/1/2029		6,533	6,509	4,633	0.33
Peraton Corp.	(4) (7)	S +	7.75%	12.18%	2/1/2029		17,360	17,137	12,377	0.89
								23,646	17,010	1.22
Banking
Orion Advisor Solutions, Inc.	(4) (5)	S +	7.50%	11.78%	9/24/2028		5,613	5,505	5,585	0.40
Orion Advisor Solutions, Inc.	(4) (8)	S +	7.50%	11.78%	5/20/2033		4,500	4,455	4,529	0.33
								9,960	10,114	0.73
Capital Equipment
Infinite Bidco LLC	(4) (7)	S +	7.00%	11.54%	3/2/2029		5,820	5,162	5,103	0.37
								5,162	5,103	0.37
Containers, Packaging and Glass
Berlin Packaging LLC	(4) (5)	E +	6.50%	8.48%	6/7/2032	EUR	14,057	15,349	16,459	1.18
Berlin Packaging LLC	(4) (5)	S +	6.00%	10.56%	6/7/2032		1,097	1,094	1,095	0.08
Berlin Packaging LLC	(4) (5)	E +	7.25%	9.19%	6/7/2032	EUR	2,386	2,606	2,794	0.20
								19,049	20,348	1.46
High Tech
Escape Velocity Holdings, Inc.	(4) (5) (7)	S +	7.50%	12.00%	10/8/2029		934	895	934	0.07
Gainwell Acquisition Corp.	(4) (5) (7)	S +	8.00%	12.38%	10/2/2028		1,260	1,234	1,191	0.09
Maverick Bidco Inc.	(4) (5) (7)	S +	6.75%	11.18%	5/18/2029		460	441	453	0.03
OceanKey (U.S.) II Corp.	(4) (5) (7)	S +	6.75%	11.18%	12/17/2029		2,240	2,119	2,229	0.16
Polaris Newco LLC	(4) (5) (7)	S +	9.00%	13.43%	6/4/2029		59,935	58,215	57,837	4.15
								62,904	62,644	4.50
Insurance
Alera Group, Inc.	(4)	S +	5.50%	9.83%	5/30/2033		10,000	9,950	10,206	0.73
								9,950	10,206	0.73

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Services: Business
Vision Solutions, Inc.	(4)	S +	7.25%		11.79%	4/23/2029		11,400	10,618	10,619	0.76
									10,618	10,619	0.76
Services: Consumer
All My Sons Moving and Storage of Kansas LLC	(4) (5) (7)	S +	7.75%		12.19%	10/25/2029		1,740	1,694	1,731	0.13
BCPE Empire Holdings, Inc.	(4)	S +	5.25%		9.57%	12/31/2031		38,700	38,323	38,313	2.75
Crash Champions, LLC					8.75%	2/15/2029		18,150	16,208	17,524	1.26
									56,225	57,568	4.14
Telecommunications
Vertical Bridge, LLC	(4)				8.87%	5/15/2054		2,900	2,900	3,015	0.22
									2,900	3,015	0.22

Total Second Lien Debt									$200,414	$196,627	14.13%

Preferred Equity
Finance
Kymora Ltd.	(5) (9)						EUR	16	9,321	9,626	0.69
									9,321	9,626	0.69
High Tech
Aptean, Inc.	(5)			(13.50% PIK)	13.50%			20,049	19,870	20,049	1.44
									19,870	20,049	1.44
Media: Diversified & Production
Iconic Purchaser Corporation	(5) (7)			(5.00% PIK)	5.00%			1	526	526	0.04
									526	526	0.04
Services: Business
Eclipse Buyer Inc.	(4) (5)			(12.50% PIK)	12.50%			6,681	6,560	6,564	0.47
									6,560	6,564	0.47

Total Preferred Equity									$36,277	$36,765	2.64%

Common Stocks
Aerospace and Defense
Oakswift Holdings Ltd.	(5) (9)							3,548	3,548	3,548	0.25
Oakswift Holdings Ltd.	(5) (9)							2,582	—	—	—
									3,548	3,548	0.25

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
High Tech
CSAT Solutions Holding LLC	(5)				338	238	175	0.01
						238	175	0.01

Media: Diversified & Production
Iconic Purchaser Corporation	(5) (7)				2	555	555	0.04
						555	555	0.04
Services: Business
Cheval Blanc Holdings Company	(5) (9)				1,671	1,671	1,671	0.12
						1,671	1,671	0.12

Total Common Stocks						$6,012	$5,949	0.42%

Total Investments—non-controlled/non-affiliated						$2,468,585	$2,455,233	176.38%
Total Portfolio Investments						$2,468,585	$2,455,233	176.38%
(1)Unless otherwise indicated, issuers of debt investments held by the Company (which such term “Company” shall include the Company’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN“), CDOR (“C”), EURIBOR (“E”), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower's option which generally resets periodically. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. For each such loan, the Company has provided the interest rate in effect on the date presented.
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

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
123Dentist Inc.	2024 CAD Incremental Delayed Draw Term Loan	08/09/2029	$1,824	$(457)
AI Titan Parent Inc.	Delayed Draw Term Loan	08/29/2031	5,726	(29)
AI Titan Parent Inc.	Revolver	08/29/2031	3,579	(18)
Arax MidCo, LLC	2025 Delayed Draw Term Loan	04/11/2029	11,676	(58)
Ascend Buyer LLC	2025 4th Amendment Revolver	09/29/2028	358	(2)
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	07/03/2028	648	—
Associations, Inc.	2024 2nd Amendment Revolver	07/03/2028	95	—
Baker Tilly Advisory Group, LP	2025 Delayed Draw Term Loan	06/03/2031	10,346	(52)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Baker Tilly Advisory Group, LP	Revolver	06/03/2030	6,786	—
Banyan Software Holdings LLC	2024 1st Lien Delayed Draw Term Loan	01/02/2031	3,217	(16)
Banyan Software Holdings LLC	2024 Revolver	01/02/2031	1,391	(7)
Banyan Software Holdings, LLC	2025 Incremental Delayed Draw Term Loan	01/02/2031	13,700	(69)
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/07/2030	315	(2)
Beacon Pointe Advisors, LLC	2024 Delayed Draw Term Loan	12/29/2028	7,825	—
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	1,075	—
Bottomline Technologies Inc.	Revolver	05/15/2028	972	—
Bradyifs Holdings, LLC	2024 Delayed Draw Term Loan	10/31/2029	616	—
CCI Buyer, Inc.	2025 Revolver	05/13/2032	2,036	(10)
CentralSquare Technologies, LLC	2024 Revolver	04/12/2030	1,929	—
Chase Intermediate, LLC	2025 Delayed Draw Term Loan	10/30/2028	19,736	—
Chase Intermediate, LLC	2023 Revolver	10/30/2028	792	—
Circana Group, L.P.	2025 Revolver	12/01/2028	6,055	(30)
CNSI Holdings, LLC	2024 Delayed Draw Term Loan	12/17/2029	26,444	—
CNSI Holdings, LLC	Revolver	12/17/2029	2,159	—
Coding Solutions Acquisition Inc.	2025 Incremental Delayed Draw Term Loan	08/07/2031	13,472	(135)
Coding Solutions Acquisition Inc.	2024 Delayed Draw Term Loan	08/07/2031	1,216	(12)
Coding Solutions Acquisition Inc.	2024 Revolver	08/07/2031	992	(10)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	07/01/2031	2,798	—
Community Brands ParentCo, LLC	Revolver	07/01/2031	1,579	—
Crown Health Care Laundry Services, LLC	2025 Revolver	05/28/2031	4,186	(21)
Crown Health Care Laundry Services, LLC	2025 Delayed Draw Term Loan	05/28/2031	3,588	(18)
CSAT Solutions Holding LLC	Revolver	06/30/2028	541	(18)
D&D Buyer LLC	Revolver	10/04/2028	789	—
Denali Midco 2 LLC	2023 Incremental Delayed Draw Term Loan 5	12/22/2028	6,367	—
Diligent Corporation	2024 Delayed Draw Term Loan	08/02/2030	4,848	(12)
Diligent Corporation	2024 Revolver	08/02/2030	2,372	(6)
Drive Centric Holdings, LLC	Revolver	08/15/2031	4,118	(10)
Eagan Sub, Inc.	2023 Revolver	06/01/2029	2,267	—
Eclipse Buyer Inc.	2024 Delayed Draw Term Loan	09/08/2031	3,854	(19)
Eclipse Buyer Inc.	2024 Revolver	09/06/2031	1,955	(10)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2031	2,395	—
Everbridge Holdings, LLC	Revolver	07/02/2031	1,578	—
Evergreen IX Borrower 2023 LLC	Revolver	10/01/2029	877	—
Farsound Aviation Limited	2024 Delayed Draw Term Loan	12/03/2031	3,105	(31)
FloWorks International	2024 Delayed Draw Term Loan	11/26/2031	1,889	(9)
FR Vision Holdings, Inc.	Delayed Draw Term Loan	01/20/2031	2,252	—
FR Vision Holdings, Inc.	Revolver	01/21/2030	1,431	—

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Gateway US Holdings, Inc.	Revolver	09/22/2028	325	—
GC Waves Holdings, Inc.	Revolver	08/13/2026	676	(3)
GI Apple Midco LLC	Revolver	04/19/2029	1,294	(6)
Granicus, Inc.	2024 7th Amendment Delayed Draw Term Loan	01/17/2031	4,469	—
Granicus, Inc.	2024 Revolver	01/17/2031	604	—
Groundworks, LLC	2024 Delayed Draw Term Loan	03/14/2031	920	1
Iconic Purchaser Corporation	Revolver	11/16/2028	292	(11)
IEM New Sub 2, LLC	Delayed Draw Term Loan	08/08/2030	8,558	—
IG Investment Holdings, LLC	2024 Refinancing Revolver	09/22/2028	698	—
Integrity Marketing Acquisition, LLC	2024 15th Amendment Delayed Draw Term Loan	08/25/2028	82	—
Integrity Marketing Acquisition, LLC	2024 15th Amendment Incremental Revolver	08/25/2028	20	—
Jensen Hughes Inc.	2024 Delayed Draw Term Loan	09/02/2031	3,668	(37)
Jensen Hughes Inc.	2024 Revolver	09/02/2031	1,467	(15)
Jensen Hughes Inc.	2024 1st Lien Delayed Draw Term Loan	09/02/2031	856	(9)
JS Held, LLC	2019 Revolver	12/01/2026	380	—
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	2,909	(29)
Mantech International CP	2024 Revolver Tranche A	09/14/2028	3,238	—
Mantech International CP	2024 Delayed Draw Term Loan	09/14/2029	1,285	—
Medvet Associates LLC	Delayed Draw Term Loan	06/25/2031	14,000	—
Ministry Brands Purchaser, LLC	Revolver	12/30/2027	142	(2)
Modernizing Medicine Inc.	Revolver	04/30/2032	1,166	(6)
Mountain Parent,Inc.	2024 Delayed Draw Term Loan	06/27/2031	5,779	(29)
Mountain Parent,Inc.	2024 Revolver	06/27/2031	3,082	(15)
MRI Software LLC	2020 Revolver	02/10/2027	2,521	(19)
MRI Software LLC	2024 Delayed Draw Term Loan 6	02/10/2027	553	(4)
NCWS Intermediate, Inc.	2024 Revolver	12/31/2029	5,159	(245)
NCWS Intermediate, Inc.	2024 Delayed Draw Term Loan	12/31/2029	3,720	(177)
New Look Vision Group, Inc.	CAD Revolver	05/26/2026	582	(156)
Next Holdco, LLC	Delayed Draw Term Loan	11/12/2030	3,071	(15)
Next Holdco, LLC	Revolver	11/09/2029	1,153	(6)
NRO Holdings III Corp.	Delayed Draw Term Loan	07/15/2031	8,673	(43)
NRO Holdings III Corp.	Revolver	07/15/2030	3,753	(19)
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	899	—
Ohio Transmission Corporation	2023 Revolver	12/19/2029	678	—
Omni Fiber, LLC	2025 Incremental Delayed Draw Term Loan	07/03/2029	28,443	(284)
Packaging Coordinators Midco, Inc.	2025 Delayed Draw Term Loan	01/22/2032	12,907	(161)
Packaging Coordinators Midco, Inc.	2025 Multicurrency Delayed Draw Term Loan	01/22/2032	3,367	(42)
Packaging Coordinators Midco, Inc.	2025 Revolver	01/22/2032	3,086	(39)
PDI TA Holdings, Inc.	2024 Revolver	02/03/2031	190	—

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
PetVet Care Centers, LLC	2023 Delayed Draw Term Loan	11/15/2030	3,258	(98)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	3,258	(98)
Poly-Wood, LLC	Delayed Draw Term Loan	03/20/2030	3,144	(16)
Poly-Wood, LLC	Revolver	03/20/2030	3,144	(16)
PPV Intermediate Holdings LLC	2024 Delayed Draw Term Loan	08/31/2029	6,057	(15)
PPV Intermediate Holdings LLC	Revolver	08/31/2029	2,732	—
PT Intermediate Holdings III, LLC	2024 Delayed Draw Term Loan	04/09/2030	836	(8)
Recorded Books Inc.	2023 Revolver	06/15/2028	1,557	—
Revalize, Inc.	Revolver	04/15/2027	61	(3)
Rimkus Consulting Group Inc.	Delayed Draw Term Loan	04/01/2031	1,760	(9)
Rimkus Consulting Group Inc.	Revolver	04/01/2030	895	(4)
Rock Star Mergersub, LLC	Delayed Draw Term Loan	12/15/2031	4,945	(25)
Rock Star Mergersub, LLC	Revolver	12/15/2031	1,805	(9)
RSC Acquisition, Inc.	2024 Delayed Draw Term Loan	11/01/2029	16,433	—
RSC Acquisition, Inc.	2024 Revolver	11/01/2029	3,500	—
Shelby Automotive Holdings Corp.	2024 Tranche 3 Delayed Draw Term Loan	06/29/2028	1,047	(5)
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	1,564	(8)
STS Aviation Group	Delayed Draw Term Loan	10/08/2031	1,100	(6)
STS Aviation Group	Revolver	10/08/2030	149	(1)
STV Group, Inc.	2024 Delayed Draw Term Loan	03/20/2031	3,256	—
STV Group, Inc.	2024 Revolver	03/20/2030	2,279	—
TC Signature Holdings LLC	2025 9th Amendment Delayed Draw Term Loan	05/04/2028	1,551	—
TC Signature Holdings, LLC	Delayed Draw Term Loan	05/04/2028	1,552	(900)
The Kleinfelder Group, Inc.	Revolver	09/18/2028	1,938	—
The Kleinfelder Group, Inc.	2023 Delayed Draw Term Loan	09/18/2030	1,356	—
THG Acquisition, LLC	2024 Delayed Draw Term Loan	10/31/2031	3,234	(16)
THG Acquisition, LLC	2024 Revolver	10/31/2031	1,547	(8)
Truck-Lite Co., LLC	2025 Replacement Revolver	02/13/2031	4,284	(21)
Truck-Lite Co., LLC	2025 Tranche A Delayed Draw Term Loan	02/13/2032	1,542	(8)
Truck-Lite Co.,LLC	2025 Tranche B Delayed Draw Term Loan	02/13/2032	10,697	(53)
Truck-Lite Co.,LLC	2025 Tranche C Delayed Draw Term Loan	02/13/2032	5,304	(27)
Tyber Medical LLC	Delayed Draw Term Loan	06/14/2032	3,683	(18)
Tyber Medical LLC	USD Revolver	06/12/2031	1,105	(6)
Tyber Medical LLC	Multicurrency Revolver	06/12/2031	737	(4)
USIC Holdings Inc.	2024 Revolver	09/10/2031	2,912	(15)
USIC Holdings Inc.	2024 Specified Delayed Draw Term Loan	09/10/2031	1,707	(9)
W.A. Kendall and Company, LLC	2025 7th Amendment Delayed Draw Term Loan	04/22/2030	1,626	(8)
W.A. Kendall and Company, LLC	2025 7th Amendment Revolver	04/22/2030	154	(1)
W.A. Kendall and Company, LLC	2024 Delayed Draw Term Loan	04/22/2030	66	—

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Ya Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/01/2031	5,461	(55)
Ya Intermediate Holdings II, LLC	Revolver	10/01/2031	2,347	(23)
			$448,017	$(3,925)

(7)Assets or a portion thereof are pledged as collateral under the Company's various revolving credit facilities and debt securitizations and, as such, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the obligations under each of the respective facilities and debt securitizations. See Note 6 “Debt”.
(8)Position or portion thereof unsettled as of June 30, 2025.
(9)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025 non-qualifying assets totaled 8.9% of the Company’s total assets.
(10) As of June 30, 2025, the estimated net unrealized loss for federal tax purposes was $7.4 million based on an estimated tax basis of $2,471.2 million. As of June 30, 2025, the estimated aggregate gross unrealized loss for federal income tax purposes was $39.0 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $31.6 million.

ADDITIONAL INFORMATION

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 114,648	Euro 98,200	9/18/2025	$(1,524)
State Street Bank & Trust Company	U.S. Dollar 12,025	Canadian Dollar 16,400	9/18/2025	(62)
State Street Bank & Trust Company	U.S. Dollar 3,407	Great Britain Pound 2,500	9/18/2025	(25)
				$(1,611)

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value
Morgan Stanley	2024A Notes	7.77%	SOFR + 3.7080%	9/9/2028	$300,000	$10,167

T. Rowe Price OHA Select Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC	(4) (5)	S +	4.75%		9.08%	5/14/2031	$5,786	$5,758	$5,786	0.48%
Evergreen IX Borrower 2023 LLC	(4) (5) (7) (8)	S +	4.75%		9.08%	9/30/2030	7,864	7,755	7,864	0.65
Evergreen IX Borrower 2023 LLC	(4) (5) (6)	S +	4.75%		9.08%	10/1/2029	877	(10)	—	—
Farsound Aviation Limited	(4) (5) (9)	P +	5.25%		9.78%	12/3/2031	17,076	16,907	16,907	1.41
Farsound Aviation Limited	(4) (5) (6) (9)	P +	5.25%		9.78%	12/3/2031	3,105	—	—	—
Mantech International CP	(4) (5) (7) (8)	S +	5.00%		9.59%	9/14/2029	26,688	26,255	26,688	2.22
Mantech International CP	(4) (5) (6)	S +	5.00%		9.59%	9/14/2029	4,137	(72)	—	—
Mantech International CP	(4) (5) (6)	S +	5.00%		9.59%	9/14/2028	3,238	(46)	—	—
STS Aviation Group	(4) (5) (6)	S +	5.00%		9.48%	10/8/2031	1,100	—	(5)	—
STS Aviation Group	(4) (5)	S +	5.00%		9.48%	10/8/2031	3,960	3,941	3,940	0.33
STS Aviation Group	(4) (5) (6)	S +	5.00%		9.48%	10/8/2030	440	201	201	0.02
								60,689	61,381	5.11
Automobile
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%		10.64%	11/15/2029	3,636	(28)	—	—
Mammoth Holdings, LLC	(4) (5) (7) (8)	S +	6.00%		10.33%	11/15/2030	28,800	28,546	28,800	2.40
Mammoth Holdings, LLC	(4) (5)	S +	6.00%		10.64%	11/15/2030	7,238	7,176	7,238	0.60
NCWS Intermediate, Inc.	(4) (5) (6)	S +	5.50%	(2.25 % PIK)	10.10%	12/31/2029	4,187	455	321	0.03
NCWS Intermediate, Inc.	(4) (5)	S +	5.50%	(2.25 % PIK)	10.10%	12/31/2029	59,531	58,992	57,447	4.79
NCWS Intermediate, Inc.	(4) (5) (6)	S +	5.50%	(2.25 % PIK)	9.59%	12/31/2029	6,972	914	732	0.06
Wheels Bidco, Inc.	(4) (5)	S +	5.50%		10.07%	11/3/2031	50,000	49,508	49,500	4.12
								145,563	144,038	12.00
Broadcasting and Entertainment
Broadcast Music, Inc.	(4) (5) (7) (8)	S +	5.75%		10.39%	2/8/2030	10,356	10,220	10,356	0.86
Broadcast Music, Inc.	(4) (5) (6)	S +	5.75%		10.39%	2/8/2030	1,892	(24)	—	—
								10,196	10,356	0.86
Buildings and Real Estate
Associations, Inc.	(4) (5) (6)	S +	6.50%		11.28%	7/3/2028	775	387	387	0.03
Associations, Inc.	(4) (5) (6)	S +	6.50%		11.32%	7/3/2028	967	161	161	0.01
Associations, Inc.	(4) (5)			(14.25 % PIK)	14.25%	5/3/2030	765	764	765	0.06
Associations, Inc.	(4) (5)			(14.25 % PIK)	14.25%	5/3/2030	2,004	1,999	2,004	0.17

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Associations, Inc.	(4) (5) (7) (8)	S +	6.50%	11.32%	7/3/2028	12,445	12,439	12,445	1.04
							15,750	15,762	1.31
Capital Equipment
AI Titan Parent Inc.	(4) (5) (6)	S +	4.75%	9.11%	8/29/2031	5,726	—	(29)	—
AI Titan Parent Inc.	(4) (5) (6)	S +	4.75%	9.11%	8/29/2031	3,579	(17)	(18)	—
AI Titan Parent Inc.	(4) (5)	S +	4.75%	9.11%	8/29/2031	28,632	28,494	28,489	2.37
Helix Acquisition Holdings, Inc.	(4) (5) (7)	S +	7.00%	11.46%	3/31/2030	12,392	12,184	12,392	1.03
IEM New Sub 2, LLC	(4) (5) (6)	S +	4.75%	9.27%	8/8/2030	8,558	(17)	(43)	—
IEM New Sub 2, LLC	(4) (5)	S +	4.75%	9.27%	8/8/2030	37,942	37,579	37,752	3.14
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%	9.83%	12/19/2029	1,356	328	339	0.03
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%	9.83%	12/19/2030	2,029	703	720	0.06
Ohio Transmission Corporation	(4) (5) (7) (8)	S +	5.50%	9.83%	12/19/2030	10,206	10,108	10,206	0.85
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%	10.27%	2/13/2031	4,187	(37)	—	—
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%	10.27%	2/13/2030	4,187	(36)	—	—
Truck-Lite Co., LLC	(4) (5)	S +	5.75%	10.27%	2/13/2031	38,436	38,087	38,436	3.20
							127,376	128,244	10.68
Cargo Transport
LaserShip, Inc.	(4)	S +	6.25%	11.03%	1/2/2029	5,737	5,385	5,991	0.50
LaserShip, Inc.	(4) (5)	S +	7.00%	11.78%	1/2/2029	25,970	23,061	22,334	1.86
							28,446	28,325	2.36
Chemicals, Plastics and Rubber
ASP Unifrax Holdings, Inc.	(4)	S +	7.75%	12.35%	9/28/2029	23,178	22,242	23,497	1.96
BCPE HIPH Parent, Inc.	(4) (5) (6)	S +	5.75%	10.11%	10/7/2030	2,328	1,964	1,996	0.17
BCPE HIPH Parent, Inc.	(4) (5) (7) (8)	S +	5.75%	10.11%	10/7/2030	6,240	6,159	6,193	0.52
Meridian Adhesives Group, Inc.	(4) (5) (7)	S +	5.75%	11.57%	9/1/2028	300	300	300	0.02
Meridian Adhesives Group, Inc.	(4) (5) (7) (8)	S +	5.75%	10.08%	9/3/2029	16,825	16,385	16,825	1.40
Meridian Adhesives Group, Inc.	(4) (5) (8)	S +	5.75%	10.08%	9/3/2029	1,638	1,599	1,638	0.14
Peaches Acquisition Corporation	(4) (5)	S +	7.50%	11.86%	8/1/2028	9,697	9,620	9,406	0.78
							58,269	59,855	4.99
Construction & Building
FloWorks International	(4) (5)	S +	4.75%	9.27%	11/26/2031	15,111	15,036	15,036	1.25
FloWorks International	(4) (5) (6)	S +	4.75%	9.27%	11/26/2031	1,889	—	(9)	—
NRO Holdings III Corp.	(4) (5)	S +	5.25%	9.91%	7/15/2031	27,685	27,422	27,408	2.29
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%	9.91%	7/15/2031	8,673	—	(87)	(0.01)
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%	9.59%	7/15/2030	4,379	335	331	0.03
							42,793	42,679	3.56

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25 % PIK)	11.74%	6/23/2028		4,279	4,226	4,076	0.34
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25 % PIK)	11.74%	6/23/2028		7,591	7,525	7,230	0.60
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	7.00%	(3.25 % PIK)	11.74%	6/23/2028		16,420	16,131	15,640	1.30
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	7.00%	(3.25 % PIK)	11.74%	6/23/2028		5,456	5,360	5,197	0.43
Poly-Wood, LLC	(4) (5) (6)	S +	5.75%		10.11%	3/20/2030		3,144	(7)	—	—
Poly-Wood, LLC	(4) (5) (6)	S +	5.75%		10.11%	3/20/2030		3,144	(31)	—	—
Poly-Wood, LLC	(4) (5) (7) (8)	S +	5.75%		10.11%	3/20/2030		16,642	16,473	16,642	1.39
									49,677	48,785	4.06
Containers, Packaging and Glass
PPC Flexible Packaging	(4) (5) (7) (8)	S +	6.00%		10.48%	9/30/2028		4,018	3,956	4,018	0.34
									3,956	4,018	0.34
Ecological
Rock Star Mergersub, LLC	(4) (5)	S +	4.75%		9.15%	12/15/2031		15,454	15,377	15,377	1.28
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		9.15%	12/15/2031		2,102	237	237	0.02
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		9.15%	12/15/2031		4,945	—	(25)	—
									15,614	15,589	1.30

Finance
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.75%		9.20%	12/29/2028		9,995	2,125	2,169	0.18
Beacon Pointe Advisors, LLC	(4) (5) (7) (8)	S +	4.75%		9.11%	12/29/2028		10,107	9,927	10,107	0.84
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%		9.49%	12/29/2028		3,964	3,894	3,964	0.33
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.75%		9.49%	12/29/2027		1,075	(17)	—	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%		9.49%	12/29/2028		1,131	1,120	1,131	0.09
Shelby Automotive Holdings Corp.	(4) (5) (6)	S +	5.25%		9.58%	6/29/2028		15,119	1,480	1,587	0.13
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	5.25%		9.58%	6/29/2027		1,564	(17)	—	—
Spectrum Automotive Holdings, Corp.	(4) (5) (7) (8)	S +	5.25%		9.58%	6/29/2028		41,113	40,595	41,113	3.43
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%		9.58%	6/29/2028		11,462	11,306	11,462	0.96
									70,413	71,533	5.96
Healthcare, Education and Childcare
123Dentist Inc.	(4) (5) (9)	C +	5.00%		10.50%	8/10/2029	CAD	27	19	19	—
123Dentist Inc.	(4) (5) (8) (9)	C +	5.00%		8.30%	8/10/2029	CAD	930	669	643	0.05
123Dentist Inc.	(4) (5) (6) (8) (9)	C +	5.00%		8.30%	8/9/2029	CAD	5,996	1,008	1,033	0.09
AmeriVet Partners Management, Inc.	(4) (5) (7) (8)	S +	5.25%		9.75%	2/25/2028		9,304	9,304	9,234	0.77
Antylia Scientific	(4) (5) (7)	S +	5.50%		10.28%	11/1/2028		2,244	2,212	2,222	0.19
Antylia Scientific	(4) (5) (6)	S +	5.50%		10.28%	10/30/2026		244	(2)	(2)	—
Antylia Scientific	(4) (5)	S +	5.50%		10.28%	11/1/2028		188	186	186	0.02
CNSI Holdings, LLC	(4) (5) (7) (8)	S +	5.50%		9.83%	12/17/2029		9,162	9,099	9,139	0.76

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
CNSI Holdings, LLC	(4) (5) (6)	S +	5.50%		9.83%	12/17/2029	26,444	—	(66)	(0.01)
CNSI Holdings, LLC	(4) (5) (7) (8)	S +	5.50%		9.83%	12/17/2029	12,918	12,766	12,886	1.07
CNSI Holdings, LLC	(4) (5) (6)	S +	5.50%		9.82%	12/17/2029	2,999	286	312	0.03
CNSI Holdings, LLC	(4) (5) (7) (8)	S +	5.50%		9.83%	12/17/2029	12,195	12,005	12,165	1.01
Coding Solutions Acquisition Inc.	(4) (5)	S +	5.00%		9.33%	8/7/2031	10,420	10,329	10,368	0.86
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		9.33%	8/7/2031	1,588	(13)	(8)	—
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		9.33%	8/7/2031	992	859	863	0.07
Color Intermediate, LLC	(4) (5) (7) (8)	S +	4.75%		9.18%	10/4/2029	5,872	5,709	5,872	0.49
CPI Holdco, LLC	(4) (5) (6)	S +	5.50%		10.28%	11/1/2028	11,121	6,862	6,777	0.56
CPI Holdco, LLC	(4) (5) (7)	S +	5.50%		10.28%	11/1/2028	46,941	45,779	46,472	3.87
CPI Holdco, LLC	(4) (5)	S +	5.50%		10.28%	11/1/2028	4,728	4,611	4,681	0.39
CPI Holdco, LLC	(4) (5) (6)	S +	5.50%		10.28%	10/30/2026	5,108	(103)	(51)	—
Gateway US Holdings, Inc.	(4) (5) (7)	S +	4.75%		9.08%	9/22/2028	7,979	7,950	7,979	0.67
Gateway US Holdings, Inc.	(4) (5) (6)	S +	4.75%		9.08%	9/22/2028	325	(1)	—	—
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		9.08%	9/22/2028	416	415	416	0.04
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		9.08%	9/22/2028	1,833	1,827	1,833	0.15
Medvet Associates LLC	(4) (5) (7)	S +	4.75%		9.11%	6/25/2031	56,000	55,735	55,720	4.64
Medvet Associates LLC	(4) (5) (6)	S +	4.75%		9.11%	6/25/2031	14,000	—	(70)	(0.01)
Model N, Inc.	(4) (5)	S +	5.00%		9.33%	6/27/2031	28,247	28,113	28,106	2.34
Model N, Inc.	(4) (5) (6)	S +	5.00%		9.33%	6/27/2031	3,082	(14)	(15)	—
Model N, Inc.	(4) (5) (6)	S +	5.00%		9.33%	6/27/2031	5,779	—	(29)	—
Next Holdco, LLC	(4) (5) (7) (8)	S +	5.75%		10.27%	11/12/2030	11,887	11,782	11,887	0.99
Next Holdco, LLC	(4) (5) (6)	S +	5.75%		10.27%	11/12/2030	3,071	(39)	—	—
Next Holdco, LLC	(4) (5) (6)	S +	5.75%		10.27%	11/9/2029	1,153	(13)	—	—
PetVet Care Centers, LLC	(4) (5)	S +	6.00%		10.36%	11/15/2030	24,728	24,509	24,109	2.01
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		10.36%	11/15/2030	3,258	—	(81)	(0.01)
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		10.36%	11/15/2029	3,258	(25)	(81)	(0.01)
PPV Intermediate Holdings LLC	(4) (5) (6)	S +	5.75%		10.26%	8/31/2029	10,000	(46)	(25)	—
PPV Intermediate Holdings LLC	(4) (5) (7) (8)	S +	5.75%		10.26%	8/31/2029	40,846	40,337	40,846	3.40
PPV Intermediate Holdings LLC	(4) (5) (6)	S +	5.75%		10.26%	8/31/2029	2,732	(32)	—	—
PPV Intermediate Holdings LLC	(4) (5)	S +	6.00%		10.51%	8/31/2029	3,220	3,218	3,220	0.27
TecoStar Holdings, Inc.	(4) (5)	S +	8.50%	(4.50 % PIK)	13.18%	7/6/2029	16,732	16,381	16,732	1.39
								311,682	313,292	26.09
High Tech
Bottomline Technologies Inc.	(4) (5) (7) (8)	S +	5.25%		9.61%	5/14/2029	11,407	11,131	11,407	0.95
Bottomline Technologies Inc.	(4) (5) (6)	S +	5.25%		9.61%	5/15/2028	972	(21)	—	—
Bottomline Technologies Inc.	(4) (5) (7) (8)	S +	5.75%		10.11%	5/14/2029	2,099	2,078	2,099	0.18

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
CentralSquare Technologies, LLC	(4) (5) (6)	S +	5.75%		10.63%	4/12/2030	1,929	(21)	(10)	—
CentralSquare Technologies, LLC	(4) (5)	S +	6.25%	(3.38 % PIK)	10.63%	4/12/2030	17,345	17,154	17,258	1.44
Community Brands ParentCo, LLC	(4) (5) (6)	S +	5.25%		9.61%	7/1/2031	4,049	(19)	—	—
Community Brands ParentCo, LLC	(4) (5) (6)	S +	5.25%		9.61%	7/1/2031	1,579	(15)	—	—
Community Brands ParentCo, LLC	(4) (5) (7) (8)	S +	5.25%		9.61%	7/1/2031	14,336	14,198	14,336	1.19
CSAT Solutions Holding LLC	(4) (5)	S +	8.25%		12.84%	6/30/2028	8,504	8,437	8,419	0.70
CSAT Solutions Holding LLC	(4) (5) (6)	S +	8.25%		12.71%	6/30/2028	1,159	300	297	0.02
Diligent Corporation	(4) (5) (7)	S +	5.00%		10.09%	8/2/2030	38,948	38,679	38,850	3.24
Diligent Corporation	(4) (5) (6)	S +	5.00%		10.09%	8/2/2030	4,848	(33)	(12)	—
Diligent Corporation	(4) (5) (7)	S +	5.00%		10.09%	8/2/2030	6,677	6,631	6,660	0.55
Diligent Corporation	(4) (5) (6)	S +	5.00%		10.09%	8/2/2030	2,565	(17)	(6)	—
Drive Centric Holdings, LLC	(4) (5) (6)	S +	4.75%		9.27%	8/15/2031	4,118	(20)	(10)	—
Drive Centric Holdings, LLC	(4) (5)	S +	4.75%		9.27%	8/15/2031	30,884	30,735	30,806	2.57
Eagan Sub, Inc.	(4) (5) (6)	S +	5.25%		9.59%	6/1/2029	2,267	(25)	—	—
Eagan Sub, Inc.	(4) (5) (7)	S +	5.25%		9.59%	6/3/2030	11,192	11,051	11,192	0.93
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		9.59%	7/2/2031	3,946	1,543	1,540	0.13
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		9.59%	7/2/2031	1,578	(4)	(4)	—
Everbridge Holdings, LLC	(4) (5) (7)	S +	5.00%		9.59%	7/2/2031	15,783	15,745	15,744	1.31
Greenway Health, LLC	(4) (5) (7) (8)	S +	6.75%		11.08%	4/1/2029	12,148	11,943	12,270	1.02
GS AcquisitionCo, Inc.	(4) (5) (7) (8)	S +	5.25%		9.58%	5/25/2028	18,484	18,261	18,392	1.53
GS AcquisitionCo, Inc.	(4) (5) (6)	S +	5.25%		9.58%	5/25/2028	333	(4)	(2)	—
Kaseya, Inc.	(4) (5)	S +	5.50%		10.09%	6/25/2029	119	117	119	0.01
Kaseya, Inc.	(4) (5) (7) (8)	S +	5.50%		10.09%	6/25/2029	32,166	31,554	32,166	2.68
Kaseya, Inc.	(4) (5) (6)	S +	5.50%		10.09%	6/25/2029	1,804	340	375	0.03
Kaseya, Inc.	(4) (5) (6)	S +	5.50%		9.83%	6/25/2029	1,926	450	485	0.04
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%		9.96%	12/29/2028	1,571	1,537	1,552	0.13
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%		9.96%	12/29/2028	159	155	157	0.01
Ministry Brands Purchaser, LLC	(4) (5) (6)	S +	5.50%		9.96%	12/30/2027	155	(3)	(2)	—
MRI Software LLC	(4) (5) (6)	S +	4.75%		9.08%	2/10/2027	2,669	129	128	0.01
MRI Software LLC	(4) (5) (6)	S +	4.75%		9.08%	2/10/2027	2,936	280	258	0.02
MRI Software LLC	(4) (5) (7) (8)	S +	4.75%		9.08%	2/10/2027	10,656	10,547	10,576	0.88
MRI Software LLC	(4) (5) (7) (8)	S +	4.75%		9.08%	2/10/2027	34,302	34,140	34,045	2.84
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.50%		10.09%	2/3/2031	317	(3)	(1)	—
PDI TA Holdings, Inc.	(4) (5) (7) (8)	S +	5.50%		10.09%	2/3/2031	3,134	3,107	3,126	0.26
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.50%		10.00%	2/3/2031	734	404	408	0.03
Revalize, Inc.	(4) (5) (6)	S +	5.75%		10.50%	4/15/2027	306	216	209	0.02
Revalize, Inc.	(4) (5) (7) (8)	S +	5.75%		10.49%	4/15/2027	2,029	1,989	1,943	0.16
Revalize, Inc.	(4) (5) (7) (8)	S +	5.75%		10.49%	4/15/2027	450	439	431	0.04

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
									273,105	275,201	22.92
Insurance
Alera Group Holdings, Inc.	(4) (5) (7) (8)	S +	5.25%		9.61%	10/2/2028		1,269	1,235	1,269	0.11
Alera Group Holdings, Inc.	(4) (5) (6) (8)	S +	5.75%		10.09%	10/2/2028		19,084	17,981	18,254	1.52
Alera Group Holdings, Inc.	(4) (5) (7) (8)	S +	5.25%		9.61%	10/2/2028		5,772	5,714	5,772	0.48
Alera Group Holdings, Inc.	(4) (5) (7) (8)	S +	5.25%		9.61%	10/2/2028		22,606	22,287	22,606	1.88
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%		9.51%	8/25/2028		146	(1)	(1)	—
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%		9.51%	8/25/2028		20	—	—	—
Integrity Marketing Acquisition, LLC	(4) (5)	S +	5.00%		9.51%	8/25/2028		11,769	11,703	11,710	0.97
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (6)	S +	5.50%		9.83%	11/1/2028		37,070	29,604	29,733	2.48
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7) (8)	S +	5.50%		9.83%	11/1/2028		1,254	1,234	1,254	0.10
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7) (8)	S +	5.50%		9.83%	11/1/2028		3,137	3,089	3,137	0.26
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7) (8)	S +	5.50%		10.59%	11/1/2028		11,152	10,983	11,152	0.93
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (7) (8)	S +	5.50%		9.83%	11/1/2028		3,115	3,067	3,115	0.26
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (6)	S +	5.50%		10.59%	11/1/2027		532	(7)	—	—
RSC Acquisition, Inc.	(4) (5) (6)	S +	4.75%		9.34%	11/1/2029		26,731	(124)	(134)	(0.01)
RSC Acquisition, Inc.	(4) (5) (6)	S +	4.75%		9.34%	10/30/2029		3,500	(16)	(18)	—
RSC Acquisition, Inc.	(4) (5)	S +	4.75%		9.26%	11/1/2029		5,949	5,896	5,919	0.49
RSC Acquisition, Inc.	(4) (5)	S +	4.75%		9.08%	11/1/2029		10,774	10,774	10,721	0.89
RSC Acquisition, Inc.	(4) (5)	S +	4.75%		9.34%	11/1/2029		4,189	4,190	4,168	0.35
RSC Acquisition, Inc.	(4) (5)	S +	4.75%		9.34%	11/1/2029		674	674	671	0.06
RSC Acquisition, Inc.	(4) (5)	S +	4.75%		9.34%	11/1/2029		4,757	4,735	4,733	0.39
Shelf Bidco Ltd.	(4) (5) (9)	S +	5.00%		9.65%	12/31/2031		58,864	58,575	58,570	4.88
THG Acquisition, LLC	(4) (5)	S +	4.75%		9.11%	10/31/2031		14,988	14,915	14,913	1.24
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		9.11%	10/31/2031		3,341	—	(17)	—
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		9.11%	10/31/2031		1,671	116	116	0.01
									206,624	207,643	17.29
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V.	(4) (5) (9)	E +	5.75%		8.93%	5/1/2031	EUR	24,615	25,806	25,234	2.10
Circana Group, L.P.	(4) (5) (7)	S +	5.00%		9.59%	12/1/2028		23,316	22,906	23,083	1.92
Circana Group, L.P.	(4) (5) (6)	S +	5.00%		9.35%	12/1/2027		1,507	281	286	0.02
Iconic Purchaser Corporation	(4) (5) (7)	S +	6.00%	(4.50 % PIK)	10.61%	11/16/2028		10,821	10,421	9,306	0.78
Iconic Purchaser Corporation	(4) (5) (6)	S +	5.50%		10.11%	11/15/2027		877	822	730	0.06

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
									60,236	58,639	4.88
Printing and Publishing
Recorded Books Inc.	(4) (5)	S +	5.75%		10.32%	9/3/2030		5,911	5,855	5,897	0.49
Recorded Books Inc.	(4) (5) (6)	S +	5.75%		10.26%	8/31/2028		1,557	(17)	(4)	—
Recorded Books Inc.	(4) (5) (7) (8)	S +	5.75%		10.26%	9/3/2030		19,050	18,785	19,003	1.58
									24,623	24,896	2.07
Retail Stores
D&D Buyer LLC	(4) (5)	S +	7.00%		11.43%	10/4/2028		18,237	18,018	18,237	1.52
D&D Buyer LLC	(4) (5) (6)	S +	7.00%		11.52%	10/4/2028		4,598	3,041	3,084	0.26
D&D Buyer LLC	(4) (5) (6)	S +	7.00%		11.43%	10/4/2028		1,974	767	790	0.07
Follett Corporation	(4) (5)	S +	7.00%	(3.00 % PIK)	11.46%	2/1/2027		10,173	10,140	9,206	0.77
New Look Vision Group, Inc.	(4) (5) (7) (8) (9)	C +	6.00%	(2.00 % PIK)	9.49%	5/26/2028	CAD	8,206	5,912	5,663	0.47
New Look Vision Group, Inc.	(4) (5) (6) (9)	C +	5.50%		9.03%	5/26/2026	CAD	1,125	267	236	0.02
New Look Vision Group, Inc.	(4) (5) (8) (9)	C +	5.50%		8.99%	5/26/2028	CAD	549	396	372	0.03
New Look Vision Group, Inc.	(4) (5) (7) (8) (9)	S +	5.50%		9.98%	5/26/2028		351	334	342	0.03
New Look Vision Group, Inc.	(4) (5) (7) (8) (9)	C +	5.50%		8.99%	5/26/2028	CAD	1,055	759	715	0.06
New Look Vision Group, Inc.	(4) (5) (9)	S +	6.00%	(2.00 % PIK)	10.48%	5/26/2028		40	38	39	—
TC Signature Holdings, LLC	(4) (5)	S +	6.50%		10.97%	5/4/2028		776	756	776	0.06
TC Signature Holdings, LLC	(4) (5)	S +	9.50%	(3.00 % PIK)	14.09%	5/4/2028		13,527	13,426	12,648	1.05
TC Signature Holdings, LLC	(4) (5) (6)	S +	9.50%	(3.00 % PIK)	14.09%	5/4/2028		1,552	(3)	(101)	(0.01)
									53,851	52,007	4.33
Services: Business
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.75%		9.11%	6/3/2030		3,424	(23)	—	—
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.75%		9.11%	6/3/2031		2,443	(4)	—	—
Baker Tilly Advisory Group, LP	(4) (5) (7)	S +	4.75%		9.11%	6/3/2031		16,192	16,079	16,192	1.35
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.75%		9.26%	9/8/2031		3,854	(18)	(38)	—
Eclipse Buyer Inc.	(4) (5)	S +	4.75%		9.26%	9/8/2031		22,738	22,519	22,511	1.87
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.75%		9.26%	9/6/2031		1,955	(19)	(20)	—
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.50%		10.12%	1/21/2030		1,431	(12)	—	—
FR Vision Holdings, Inc.	(4) (5) (6) (8)	S +	5.50%		10.12%	1/20/2031		5,711	2,384	2,405	0.20
FR Vision Holdings, Inc.	(4) (5)	S +	5.50%		10.12%	1/20/2031		17,612	17,453	17,612	1.47
GC Waves Holdings, Inc.	(4) (5) (7) (8)	S +	4.75%		9.21%	10/4/2030		14,493	14,296	14,348	1.19
GC Waves Holdings, Inc.	(4) (5) (6)	S +	4.75%		9.21%	10/4/2030		676	—	(7)	—
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		11.11%	4/19/2029		1,322	490	510	0.04
GI Apple Midco LLC	(4) (5) (7) (8)	S +	6.75%		11.11%	4/19/2030		8,559	8,415	8,644	0.72
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		11.11%	4/19/2030		1,887	178	225	0.02
IG Investment Holdings, LLC	(4) (5) (7)	S +	5.00%		9.57%	9/22/2028		29,302	29,190	29,302	2.44
IG Investment Holdings, LLC	(4) (6) (5)	S +	5.00%		9.57%	9/22/2028		698	(5)	—	—

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.74%	8/6/2031		3,668	(9)	(37)	—
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.74%	8/6/2031		1,467	(14)	(15)	—
Jensen Hughes Inc.	(4) (5)	S +	5.00%		9.74%	8/6/2031		13,009	12,884	12,879	1.07
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.74%	8/6/2031		856	—	(9)	—
JS Held, LLC	(4) (5) (6)	S +	5.50%		9.83%	6/1/2028		452	—	—	—
JS Held, LLC	(4) (5) (8)	S +	5.50%		9.83%	6/1/2028		12,597	12,597	12,597	1.05
PT Intermediate Holdings III, LLC	(4) (5) (6)	S +	5.00%	(1.75 % PIK)	9.33%	4/9/2030		836	(1)	(4)	—
PT Intermediate Holdings III, LLC	(4) (5) (7) (8)	S +	5.00%	(1.75 % PIK)	9.33%	4/9/2030		16,379	16,340	16,297	1.36
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		9.84%	4/1/2030		1,193	(8)	(6)	—
Rimkus Consulting Group Inc.	(4) (5) (8)	S +	5.25%		9.84%	4/1/2031		8,905	8,844	8,861	0.74
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		9.77%	4/1/2031		2,238	236	228	0.02
Speed Midco 3 S.a r.l.	(4) (5) (7) (9)	E +	4.95%		8.11%	6/5/2031	EUR	15,595	16,606	16,109	1.34
Speed Midco 3 S.a r.l.	(4) (5) (7) (9)	S +	4.95%		9.20%	6/5/2031		36,747	36,571	36,655	3.05
Speed Midco 3 S.a r.l.	(4) (5) (7) (9)	SN +	4.95%		9.90%	6/5/2031	GBP	2,498	3,140	3,121	0.26
STV Group, Inc.	(4) (5) (6)	S +	5.00%		9.36%	3/20/2031		3,256	(5)	(16)	—
STV Group, Inc.	(4) (5) (8)	S +	5.00%		9.36%	3/20/2031		11,310	11,206	11,253	0.94
STV Group, Inc.	(4) (5) (6)	P +	5.00%		11.50%	3/20/2030		2,279	305	314	0.03
USIC Holdings Inc.	(4) (5)	S +	5.50%		10.09%	9/10/2031		42,150	41,946	41,939	3.49
USIC Holdings Inc.	(4) (5) (6)	S +	5.25%		9.84%	9/10/2031		5,365	1,200	1,199	0.10
USIC Holdings Inc.	(4) (5) (6)	S +	5.50%		10.09%	9/10/2031		2,550	164	152	0.01
Ya Intermediate Holdings II, LLC	(4) (6) (5)	S +	5.00%		9.59%	10/1/2031		6,111	(29)	(61)	(0.01)
Ya Intermediate Holdings II, LLC	(4) (6) (5)	P +	4.00%		11.50%	10/1/2031		2,933	118	117	0.01
Ya Intermediate Holdings II, LLC	(4) (5)	S +	5.00%		9.59%	10/1/2031		14,667	14,524	14,520	1.21
									287,538	287,777	23.97
Services: Consumer
Bradyifs Holdings, LLC	(4) (5) (7) (8)	S +	5.00%		9.52%	10/31/2029		31,220	30,952	31,220	2.60
Bradyifs Holdings, LLC	(4) (5) (6)	S +	5.00%		9.40%	10/31/2029		919	192	198	0.02
Denali Midco 2 LLC	(4) (5)	S +	5.25%		9.61%	12/22/2028		421	419	421	0.03
Denali Midco 2 LLC	(4) (5)	S +	5.25%		9.61%	12/22/2028		1,436	1,427	1,436	0.12
Denali Midco 2 LLC	(4) (5)	S +	5.25%		9.61%	12/22/2028		1,697	1,688	1,697	0.14
Denali Midco 2 LLC	(4) (5)	S +	5.25%		9.61%	12/22/2028		6,301	6,266	6,301	0.52
Denali Midco 2 LLC	(4) (5)	S +	5.25%		9.61%	12/22/2028		1,962	1,951	1,962	0.16
Denali Midco 2 LLC	(4) (5)	S +	5.25%		9.61%	12/22/2028		842	838	842	0.07
Denali Midco 2 LLC	(4) (5) (6)	S +	5.25%		9.59%	12/22/2027		9,833	2,375	2,466	0.20
The Kleinfelder Group, Inc.	(4) (5) (7)	S +	5.00%		9.35%	11/28/2025		14,670	14,606	14,670	1.22
The Kleinfelder Group, Inc.	(4) (5) (6)	P +	5.00%		11.50%	8/4/2028		1,938	412	426	0.04
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%		9.35%	9/1/2030		2,907	—	—	—
Nuevoco2, LLC	(4) (5)	S +	6.00%		10.46%	6/1/2029		99	98	98	0.01

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Nuevoco2, LLC	(4) (5) (7) (8)	S +	6.00%		10.46%	6/1/2029		14,828	14,698	14,717	1.23
Nuevoco2, LLC	(4) (5)	S +	6.00%		10.46%	6/1/2029		7,452	7,388	7,396	0.62
									83,310	83,850	6.98
Technology & Electronics
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		9.11%	10/30/2028		17,773	7,175	7,185	0.60
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		9.11%	10/30/2028		890	(7)	(2)	—
Granicus, Inc.	(4) (5) (6)	S +	5.25%	(2.25 % PIK)	9.84%	1/17/2031		4,469	—	(23)	—
Granicus, Inc.	(4) (5) (6)	S +	5.25%		10.34%	1/17/2031		702	(3)	—	—
Granicus, Inc.	(4) (5)	S +	5.75%	(2.25 % PIK)	10.34%	1/17/2031		5,018	4,996	5,018	0.42
Granicus, Inc.	(4) (5)	S +	5.75%	(2.25 % PIK)	9.84%	1/17/2031		12,320	12,320	12,258	1.02
									24,481	24,436	2.04

Total First Lien Debt									$1,954,192	$1,958,306	163.10%

Second Lien Debt
Aerospace and Defense
Peraton Corp.	(4) (7)	S +	8.00%		12.61%	2/1/2029		6,500	6,481	5,327	0.44
Peraton Corp.	(4) (7)	S +	7.75%		12.36%	2/1/2029		17,093	16,914	13,991	1.17
									23,395	19,318	1.61
Banking
Orion Advisor Solutions, Inc.	(4) (5)	S +	7.50%		12.09%	9/24/2028		5,613	5,496	5,585	0.47
									5,496	5,585	0.47
Capital Equipment
Infinite Bidco LLC	(4) (7)	S +	7.00%		11.85%	3/2/2029		5,820	5,097	5,216	0.44
									5,097	5,216	0.44
Containers, Packaging and Glass
Berlin Packaging LLC	(4) (5)	E +	7.25%		9.93%	12/8/2029	EUR	2,176	2,291	2,219	0.19
Berlin Packaging LLC	(4) (5)	S +	6.75%		11.60%	12/9/2029		170	167	167	0.01
Berlin Packaging LLC	(4) (5)	E +	7.25%		12.00%	12/28/2029	EUR	369	389	377	0.03
									2,847	2,763	0.23
Healthcare, Education and Childcare
Bella Holding Company, LLC	(4) (5) (7)	S +	7.00%		11.46%	5/10/2029		5,544	5,415	5,544	0.46
									5,415	5,544	0.46
High Tech
Escape Velocity Holdings, Inc.	(4) (5) (7)	S +	7.50%		12.42%	10/8/2029		934	891	929	0.08
Gainwell Acquisition Corp.	(4) (5) (7)	S +	8.00%		12.69%	10/2/2028		1,260	1,231	1,197	0.10
Maverick Bidco Inc.	(4) (5) (7)	S +	6.75%		11.49%	5/18/2029		460	440	449	0.04

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
OceanKey (U.S.) II Corp.	(4) (5) (7)	S +	6.75%	11.21%	12/17/2029	2,240	2,109	2,229	0.18
Polaris Newco LLC	(4) (5) (7)	S +	9.00%	13.61%	6/4/2029	29,935	29,033	29,935	2.49

							33,704	34,739	2.89
Services: Business
Vision Solutions, Inc.	(4)	S +	7.25%	12.10%	4/23/2029	11,400	10,541	11,031	0.92

							10,541	11,031	0.92
Services: Consumer
All My Sons Moving and Storage of Kansas LLC	(4) (5) (7)	S +	7.75%	12.22%	10/25/2029	1,740	1,689	1,727	0.14
							1,689	1,727	0.14
Telecommunications
Vertical Bridge, LLC	(4)			8.87%	5/15/2024	2,900	2,900	3,022	0.25
							2,900	3,022	0.25

Total Second Lien Debt							$91,084	$88,945	7.41%

Preferred Equity
Services: Business
Eclipse Buyer Inc.	(5)			12.50%		6,302	6,181	6,176	0.51
							6,181	6,176	0.51

Total Preferred Equity							$6,181	$6,176	0.51%

Total Investments—non-controlled/non-affiliated							$2,051,457	$2,053,427	171.02%
Total Portfolio Investments							$2,051,457	$2,053,427	171.02%

(1)Unless otherwise indicated, issuers of debt investments held by the Company (which such term “Company” shall include the Company’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), CDOR (“C”), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option which generally resets periodically. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. For each such loan, the Company has provided the interest rate in effect on the date presented.
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

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
123Dentist Inc.	2024 CAD Incremental Delayed Draw Term Loan	08/09/2031	$3,361	$(898)
AI Titan Parent Inc.	Delayed Draw Term Loan	08/29/2031	5,726	(29)
AI Titan Parent Inc.	Revolver	08/29/2031	3,579	(18)
Alera Group Holdings, Inc.	2023 Delayed Draw Term Loan	10/02/2028	1,021	10
Antylia Scientific	Revolver	10/30/2026	244	(2)
Associations, Inc.	2024 2nd Amendment Revolver	07/03/2028	387	—
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	07/03/2028	806	—
Baker Tilly Advisory Group, LP	Delayed Draw Term Loan	06/03/2031	2,443	—
Baker Tilly Advisory Group, LP	Revolver	06/03/2030	3,424	—
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/07/2030	315	(2)
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	1,075	—
Beacon Pointe Advisors, LLC	2024 Delayed Draw Term Loan	12/29/2028	7,825	—
Bottomline Technologies Inc.	Revolver	05/15/2028	972	—
Bradyifs Holdings, LLC	2024 Delayed Draw Term Loan	10/31/2029	721	—
Broadcast Music, Inc.	Revolver	02/08/2030	1,892	—
CentralSquare Technologies, LLC	2024 Revolver	04/12/2030	1,929	(10)
Chase Intermediate, LLC	2023 Delayed Draw Term Loan	10/30/2028	10,543	(26)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	890	(2)
Circana Group, L.P.	2024 Revolver	12/01/2027	1,206	(12)
CNSI Holdings, LLC	2024 Delayed Draw Term Loan	12/17/2029	26,443	(66)
CNSI Holdings, LLC	Revolver	12/17/2029	2,679	(7)
Coding Solutions Acquisition Inc.	2024 Delayed Draw Term Loan	08/07/2031	1,588	(8)
Coding Solutions Acquisition Inc.	2024 Revolver	08/07/2031	124	(1)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	07/01/2031	4,049	—
Community Brands ParentCo, LLC	Revolver	07/01/2031	1,579	—
CPI Holdco, LLC	2021 Revolver	10/30/2026	5,108	(51)
CPI Holdco, LLC	2024 2nd Amendment Delayed Draw Term Loan	11/01/2026	4,233	(42)
CSAT Solutions Holding LLC	Revolver	06/30/2028	850	(8)
D&D Buyer LLC	Delayed Draw Term Loan	10/04/2028	1,513	—
D&D Buyer LLC	Revolver	10/04/2028	1,184	—
Denali Midco 2 LLC	2023 Incremental Delayed Draw Term Loan 5	12/22/2027	7,367	—
Diligent Corporation	2024 Delayed Draw Term Loan	08/02/2030	4,848	(12)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Diligent Corporation	2024 Revolver	08/02/2030	2,565	(6)
Drive Centric Holdings, LLC	Revolver	08/15/2031	4,118	(10)
Eagan Sub, Inc.	2023 Revolver	06/01/2029	2,267	—
Eclipse Buyer Inc.	2024 Delayed Draw Term Loan	09/08/2031	3,854	(39)
Eclipse Buyer Inc.	2024 Revolver	09/06/2031	1,955	(20)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2031	2,395	(6)
Everbridge Holdings, LLC	Revolver	07/02/2031	1,578	(4)
Evergreen IX Borrower 2023 LLC	Revolver	10/01/2029	877	—
Farsound Aviation Limited	2024 Delayed Draw Term Loan	09/05/2031	3,105	—
FloWorks International	2024 Delayed Draw Term Loan	11/26/2031	1,889	(9)
FR Vision Holdings, Inc.	Delayed Draw Term Loan	01/20/2031	3,306	—
FR Vision Holdings, Inc.	Revolver	01/21/2030	1,431	—
Gateway US Holdings, Inc.	Revolver	09/22/2028	325	—
GC Waves Holdings, Inc.	Revolver	08/13/2026	676	(7)
GI Apple Midco LLC	Delayed Draw Term Loan	04/19/2030	1,681	17
GI Apple Midco LLC	Revolver	04/19/2029	812	—
Granicus, Inc.	2024 7th Amendment Delayed Draw Term Loan	01/17/2031	4,469	(22)
Granicus, Inc.	2024 Revolver	01/17/2031	702	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	333	(2)
Iconic Purchaser Corporation	Revolver	11/15/2027	25	(3)
IEM New Sub 2, LLC	Delayed Draw Term Loan	08/08/2030	8,558	(43)
IG Investment Holdings, LLC	2024 Refinancing Revolver	09/22/2028	698	—
Integrity Marketing Acquisition, LLC	2024 15th Amendment Delayed Draw Term Loan	08/25/2028	146	(1)
Integrity Marketing Acquisition, LLC	2024 15th Amendment Incremental Revolver	08/25/2028	20	—
Jensen Hughes Inc.	2024 1st Lien Delayed Draw Term Loan	08/06/2031	856	(9)
Jensen Hughes Inc.	2024 Delayed Draw Term Loan	08/06/2031	3,668	(37)
Jensen Hughes Inc.	2024 Revolver	08/06/2031	1,467	(15)
JS Held, LLC	2019 Revolver	12/01/2026	452	—
Kaseya, Inc.	2022 Delayed Draw Term Loan	06/25/2029	1,429	—
Kaseya, Inc.	2022 Revolver	06/25/2029	1,441	—
The Kleinfelder Group, Inc.	2023 Delayed Draw Term Loan	09/01/2030	2,907	—
The Kleinfelder Group, Inc.	Revolver	08/04/2028	1,511	—
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	3,636	—
Mantech International CP	2024 Delayed Draw Term Loan	09/14/2029	4,137	—
Mantech International CP	2024 Revolver Tranche A	09/14/2028	3,238	—
Medvet Associates LLC	Delayed Draw Term Loan	06/25/2031	14,000	(70)
Ministry Brands Purchaser, LLC	Revolver	12/30/2027	155	(2)
Model N, Inc.	2024 Delayed Draw Term Loan	06/27/2031	5,779	(29)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Model N, Inc.	2024 Revolver	06/27/2031	3,082	(15)
MRI Software LLC	2020 Revolver	02/10/2027	2,521	(19)
MRI Software LLC	2024 Delayed Draw Term Loan 6	02/10/2027	2,656	(20)
NCWS Intermediate, Inc.	2024 Revolver	12/31/2029	5,996	(210)
NCWS Intermediate, Inc.	2024 Delayed Draw Term Loan	12/31/2029	3,720	(130)
New Look Vision Group, Inc.	CAD Revolver	05/26/2026	556	(164)
Next Holdco, LLC	Delayed Draw Term Loan	11/12/2030	3,071	—
Next Holdco, LLC	Revolver	11/09/2029	1,153	—
NRO Holdings III Corp.	Delayed Draw Term Loan	07/15/2031	8,673	(87)
NRO Holdings III Corp.	Revolver	07/15/2030	4,003	(40)
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	1,309	—
Ohio Transmission Corporation	2023 Revolver	12/19/2029	1,017	—
PDI TA Holdings, Inc.	2024 Delayed Draw Term Loan	02/03/2031	324	(1)
PDI TA Holdings, Inc.	2024 Revolver	02/03/2031	317	(1)
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/01/2027	532	—
Peter C. Foy & Associates Insurance Services, LLC	2024 Delayed Draw Term Loan E	11/01/2028	7,338	—
PetVet Care Centers, LLC	2023 Delayed Draw Term Loan	11/15/2030	3,258	(81)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	3,258	(81)
Poly-Wood, LLC	Delayed Draw Term Loan	03/20/2030	3,144	—
Poly-Wood, LLC	Revolver	03/20/2030	3,144	—
PPV Intermediate Holdings LLC	2024 2nd Amendment Delayed Draw Term Loan	08/31/2029	10,000	(25)
PPV Intermediate Holdings LLC	Revolver	08/31/2029	2,732	—
PT Intermediate Holdings III, LLC	2024 Delayed Draw Term Loan	04/09/2030	836	(4)
Recorded Books Inc.	2023 Revolver	08/31/2028	1,557	(4)
Revalize, Inc.	Revolver	04/15/2027	84	(4)
Rimkus Consulting Group Inc.	Delayed Draw Term Loan	04/01/2031	1,999	(10)
Rimkus Consulting Group Inc.	Revolver	04/01/2030	1,193	(6)
Rock Star Mergersub, LLC	Delayed Draw Term Loan	12/15/2031	4,945	(25)
Rock Star Mergersub, LLC	Revolver	12/15/2031	1,855	(9)
RSC Acquisition, Inc.	2024 Delayed Draw Term Loan	11/01/2029	26,730	(134)
RSC Acquisition, Inc.	2024 Revolver	10/30/2029	3,500	(18)
Shelby Automotive Holdings Corp.	2024 Tranche 3 Delayed Draw Term Loan	06/29/2028	13,531	—
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	1,564	—

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
STS Aviation Group	Delayed Draw Term Loan	10/08/2031	1,100	(6)
STS Aviation Group	Revolver	10/08/2030	237	(1)
STV Group, Inc.	2024 Delayed Draw Term Loan	03/20/2031	3,256	(16)
STV Group, Inc.	2024 Revolver	03/20/2030	1,953	(10)
TC Signature Holdings, LLC	Delayed Draw Term Loan	05/04/2028	1,552	(101)
THG Acquisition, LLC	2024 Delayed Draw Term Loan	10/31/2031	3,341	(17)
THG Acquisition, LLC	2024 Revolver	10/31/2031	1,547	(8)
Truck-Lite Co., LLC	2024 Delayed Draw Term Loan	02/13/2031	4,187	—
Truck-Lite Co., LLC	2024 Revolver	02/13/2030	4,187	—
USIC Holdings Inc.	2024 Revolver	09/10/2031	4,138	(21)
USIC Holdings Inc.	2024 Specified Delayed Draw Term Loan	09/10/2031	2,386	(12)
Ya Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/01/2031	6,111	(61)
Ya Intermediate Holdings II, LLC	Revolver	10/01/2031	2,787	(28)
			$368,765	$(2,870)
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
The Company will offer on a continuous basis up to $2.5 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company will offer to sell any combination of three classes of common shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes will have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of common shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. T. Rowe Price Investment Services, Inc. (the “Managing Dealer”) will use its best efforts to sell shares but is not obligated to purchase or sell any specific amount of shares in the Offering. The Company may also engage in private offerings of its common shares. As of June 30, 2025 and December 31, 2024, the Company had 45,994,420 and 41,819,813, respectively, of Class I shares issued and outstanding, and received net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan and net of repurchase of shares, of $113.9 million and $466.7 million, respectively, as payment for such shares for the periods noted. As of June 30, 2025 and December 31, 2024, the Company had 3,364,714 and 1,652,760, respectively, of Class S shares issued and outstanding, and received net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $46.8 million and $46.1 million, respectively, as payment for such shares for the periods noted. As of June 30, 2025, the Company had 2,393,842 of Class D shares issued and outstanding, and received net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $65.0 million as payment for such shares for the period noted. As of December 31, 2024, there were no Class D shares issued and outstanding.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash, cash equivalents and restricted cash with high credit-quality institutions to minimize credit risk exposure. As of June 30, 2025 and December 31, 2024, the Company had $16.4 million and $11.5 million of restricted cash, respectively. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company's financing transactions. As of June 30, 2025 and December 31, 2024, approximately $1.4 million and $2.7 million of the cash, cash equivalents, and restricted cash balances were denominated in a foreign currency, respectively.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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
Transfers between levels, if any, are recognized at the beginning of the reporting period in which the transfers occur. The Company evaluates the source of inputs used in the determination of fair value, including any markets in which the investments, or similar investments, are trading. When the fair value of an investment is determined using inputs from a pricing service (or principal market makers), the Company considers various criteria in determining whether the investment should be classified as a Level 2 or Level 3 investment. Criteria considered include the pricing methodologies of the pricing services (or principal market makers) to determine if the inputs to the valuation are observable or unobservable, as well as the number of prices obtained and an assessment of the quality of the prices obtained. The level of an investment within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment.
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of June 30, 2025 and December 31, 2024, the Company had $21.2 million and $9.9 million of receivables for investments sold, respectively. As of June 30, 2025 and December 31, 2024, the Company had $21.2 million and $0.1 million of payables for investments purchased, respectively.
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

The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations in translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations, if any. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.
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
Organizational costs, primarily for legal expenses associated with the establishment of the Company, are expensed as incurred. The Company did not incur organizational costs during the three and six months ended June 30, 2025 and June 30, 2024.

Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and included as a deferred offering cost asset on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of June 30, 2025 and December 31, 2024, the Company had capitalized deferred offering costs of $0.0 million and $0.2 million, respectively. For the three and six months ended June 30, 2025, the Company incurred amortization of deferred offering costs of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2024, the Company had incurred amortization of deferred offering costs of $0.9 million and $1.6 million, respectively.

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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company incurred excise tax of $0.0 million and $0.0 million for the three and six months ended June 30, 2025 and June 30, 2024, respectively.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through June 30, 2025. As applicable, the Company’s prior year remains subject to examination by U.S. federal, state and local tax authorities.
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

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”)", which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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
For the three and six months ended June 30, 2025, the Company incurred management fees of $4.1 million and $7.9 million, respectively, of which none were waived. For the three and six months ended June 30, 2024, the Company incurred management fees of $2.7 million and $5.0 million, respectively, of which $0.0 million and $2.3 million were waived, respectively. As of June 30, 2025 and December 31, 2024, $4.1 million and $3.5 million, respectively, remained payable related to the base management fee accrued in management fee payable on the Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2025, the Company incurred income incentive fees of $5.0 million and $9.2 million, respectively, of which none were waived. For the three and six months ended June 30, 2024, the Company incurred income incentive fees of $3.5 million and $6.8 million, respectively, of which $0.0 million and $3.4 million were waived, respectively. As of June 30, 2025 and December 31, 2024, $5.0 million and $4.5 million, respectively, remained payable related to the income incentive fee accrued in income incentive fee payable on the Consolidated Statements of Assets and Liabilities.
For the three and six months ended June 30, 2025 and June 30, 2024, the Company incurred no capital gains incentive fees.

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

For the three and six months ended June 30, 2025, the Adviser made no Expense Payments on behalf of the Company. For the three and six months ended June 30, 2024, the Advisor made $0.5 million and $0.6 million in Expense Payments on behalf of the Company, respectively. For the three and six months ended June 30, 2025, the Company made $1.0 million and $1.1 million Reimbursement Payments to the Adviser, respectively. For the three and six months ended June 30, 2024, the Company made no Reimbursement Payments to the Adviser. As of June 30, 2025, the Company had a payable of $0.6 million to the Adviser for recoupment of expense support, which is included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. As of June 30, 2024, the Company had a receivable of $0.8 million from the Adviser for expense support payments, which offset accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. As of June 30, 2025 and June 30, 2024, total expense payments made since inception by the Adviser on behalf of the Company were $1.7 million and $0.9 million, respectively, and total unreimbursed expense payments were $0.6 million and $0.9 million, respectively.
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
The Company incurred expenses related to the Administrator of $0.7 million and $1.3 million for the three and six months ended June 30, 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statement of Operations. The Company incurred expenses related to the Administrator of $0.8 million and $1.2 million for the three and six months ended June 30, 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statement of Operations. As of June 30, 2025 and December 31, 2024, there were $1.0 million and $1.0 million of expenses related to the Administrator that were payable are included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities, respectively.
The sub-administrator is compensated for performing its sub-administrative services under the sub-administration agreement. For the three and six months ended June 30, 2025, the Company incurred expenses related to the sub-administrator of $0.5 million and $1.0 million, respectively, which is included in administrative service expenses on the Consolidated Statement of Operations and the payable included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities, respectively. For the three and six months ended June 30, 2024, the Company incurred expenses related to the sub-administrator of $0.3 million and $0.7 million, respectively, which is included in administrative service expenses on the Consolidated Statement of Operations and the payable included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities, respectively.
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
For the three and six months ended June 30, 2025, the Company accrued distribution and shareholder servicing fees for Class S shares of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2024, the Company accrued distribution and shareholder servicing fees for Class S shares of $0.0 million and $0.0 million, respectively. For the three and six months ended June 30, 2025, the Company accrued distribution and shareholder servicing fees for Class D shares of $0.0 million and $0.0 million, respectively, and did not accrue any such fees for the three and six months ended June 30, 2024.

Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,225,882	$2,215,892	90.3%	$1,954,192	$1,958,306	95.4%
Second Lien Debt	200,414	196,627	8.0%	91,084	88,945	4.3%
Preferred Equity	36,277	36,765	1.5%	6,181	6,176	0.3%
Common Stocks	6,012	5,949	0.2%	—	—	—%
Total	$2,468,585	$2,455,233	100.0%	$2,051,457	$2,053,427	100.0%

The industry composition of investments based on fair value as of June 30, 2025 and December 31, 2024 were as follows:

June 30, 2025
Services: Business	16.0%
High Tech	15.7%
Healthcare, Education and Childcare	14.9%
Insurance	7.2%
Services: Consumer	6.7%
Capital Equipment	6.0%
Automobile	5.9%
Media: Diversified & Production	4.7%
Finance	4.5%
Aerospace and Defense	3.5%
Chemicals, Plastics and Rubber	2.4%
Consumer Goods: Durable	2.0%
Retail Stores	2.0%
Construction & Building	2.0%
Telecommunications	1.9%
Printing and Publishing	1.0%
Containers, Packaging and Glass	1.0%
Cargo Transport	0.9%
Buildings and Real Estate	0.7%
Ecological	0.6%
Banking	0.4%
Total	100.0%

December 31, 2024
Healthcare, Education and Childcare	15.5%
High Tech	15.1%
Services: Business	14.9%
Insurance	10.1%
Automobile	7.0%
Capital Equipment	6.5%
Services: Consumer	4.2%
Aerospace and Defense	3.9%
Finance	3.5%
Chemicals, Plastics and Rubber	2.9%
Media: Diversified & Production	2.9%
Retail Stores	2.5%
Consumer Goods: Durable	2.4%
Construction & Building	2.1%
Cargo Transport	1.4%
Printing and Publishing	1.2%
Technology & Electronics	1.2%
Buildings and Real Estate	0.8%
Ecological	0.7%
Broadcasting and Entertainment	0.5%
Containers, Packaging and Glass	0.3%
Banking	0.3%
Telecommunications	0.1%
Total	100.0%

The geographic composition of investments at cost and fair value as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,242,002	$2,221,898	90.5%	159.6%
United Kingdom	75,214	75,151	3.1%	5.4%
Germany	59,810	64,021	2.6%	4.6%
Switzerland	56,292	58,331	2.4%	4.2%
Canada	22,398	22,658	0.9%	1.6%
Greece	9,321	9,626	0.4%	0.7%
Ireland	3,548	3,548	0.1%	0.3%
Total	$2,468,585	$2,455,233	100.0%	176.4%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,884,451	$1,887,769	92.0%	157.2%
United Kingdom	75,501	75,496	3.7%	6.3%
Switzerland	56,317	55,885	2.7%	4.6%
Germany	25,806	25,234	1.2%	2.1%
Canada	9,382	9,043	0.4%	0.8%
Total	$2,051,457	$2,053,427	100.0%	171.0%

Note 5.  Fair Value Measurements
The following tables present the fair value hierarchy of investments and derivatives as of June 30, 2025 and December 31, 2024, categorized by the ASC 820 valuation hierarchy, as previously described:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$205,468	$2,010,424	$2,215,892
Second Lien Debt	—	68,006	128,621	196,627
Preferred Equity	—	—	36,765	36,765
Common Stocks	—	—	5,949	5,949
Total Investments at fair value	$—	$273,474	$2,181,759	$2,455,233
Interest rate swap	—	10,167	—	10,167
Foreign currency forward contracts	—	(1,611)	—	(1,611)
Total	$—	$282,030	$2,181,759	$2,463,789

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$29,488	$1,928,818	$1,958,306
Second Lien Debt	—	38,587	50,358	88,945
Preferred Equity	—	—	6,176	6,176
Total	$—	$68,075	$1,985,352	$2,053,427
The following tables present the change in the fair value of financial instruments for the three and six months ended June 30, 2025 and June 30, 2024, for which Level 3 inputs were used to determine the fair value:

	For the Three Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Preferred Equity	Common Stocks	Total Investments
Fair value, beginning of period	$1,970,412	$73,706	$27,954	$—	$2,072,072
Purchases of investments (1)	232,417	54,512	8,494	6,012	301,435
Proceeds from principal repayments and sales of investments	(191,059)	1	—	—	(191,058)
Accretion of discount/amortization of premium	3,069	78	—	—	3,147
Net realized gain (loss)	760	—	—	—	760
Net change in unrealized appreciation (depreciation)	(5,175)	324	317	(63)	(4,597)
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—
Fair value, end of period	$2,010,424	$128,621	$36,765	$5,949	$2,181,759
Net change in unrealized appreciation (depreciation) related to financial instruments still held as June 30, 2025	$(2,469)	$324	$317	$(63)	$(1,891)

	For the Six Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Preferred Equity	Common Stocks	Total Investments
Fair value, beginning of period	$1,928,818	$50,358	$6,176	$—	$1,985,352
Purchases of investments (1)	353,207	83,605	30,096	6,012	472,920
Proceeds from principal repayments and sales of investments	(246,586)	(5,544)	—	—	(252,130)
Accretion of discount/amortization of premium	4,876	262	—	—	5,138
Net realized gain (loss)	(1,737)	—	—	—	(1,737)
Net change in unrealized appreciation (depreciation)	(5,820)	(60)	493	(63)	(5,450)
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	(22,334)	—	—	—	(22,334)
Fair value, end of period	$2,010,424	$128,621	$36,765	$5,949	$2,181,759
Net change in unrealized appreciation (depreciation) related to financial instruments still held as June 30, 2025	$(3,120)	$70	$493	$(63)	$(2,620)

(1) Purchases include PIK interest, if applicable.
(2) Transfers between levels are recognized at the beginning of the year in which the transfers occur. For the three and six months ended June 30, 2025, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

	For the Three Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$1,276,420	$51,181	$1,327,601
Purchases of investments	373,280	25,434	398,714
Proceeds from principal repayments and sales of investments	(110,677)	(7,530)	(118,207)
Accretion of discount/amortization of premium	2,077	410	2,487
Net realized gain (loss)	(575)	127	(448)
Net change in unrealized appreciation (depreciation)	(3,494)	(96)	(3,590)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$1,537,031	$69,526	$1,606,557
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2024	$(1,451)	$96	$(1,355)

	For the Six Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$1,043,304	$72,551	$1,115,855
Purchases of investments	674,647	25,435	700,082
Proceeds from principal repayments and sales of investments	(178,989)	(27,156)	(206,145)
Accretion of discount/amortization of premium	3,977	968	4,945
Net realized gain (loss)	(446)	127	(319)
Net change in unrealized appreciation (depreciation)	(5,462)	(142)	(5,604)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	(2,257)	(2,257)
Fair value, end of period	$1,537,031	$69,526	$1,606,557
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2024	$(1,684)	$520	$(1,164)

(1) Transfers between levels are recognized at the beginning of the year in which the transfers occur. For the three and six months ended June 30 2024, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2025 and December 31, 2024.  The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2025
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
First Lien Debt	$1,960,276	Discounted cash flow	Comparative Yield	7.2% - 17.8% (9.3%)
First Lien Debt	8,683	Market Comparable Companies	EBITDA Multiple	8.0x
First Lien Debt	41,465	Precedent transactions	Transaction Price	N/A
Total First Lien Debt	$2,010,424
Second Lien Debt	128,621	Discounted cash flow	Comparative Yield	8.9% - 14.0% (11.5%)
Total Second Lien Debt	$128,621
Preferred Equity	27,139	Discounted cash flow	Comparative Yield	12.7% - 18.6% (13.4%)
Preferred Equity	9,626	Precedent transactions	Transaction Price	N/A
Total Preferred Equity	$36,765
Common Stocks	2,401	Market Comparable Companies	EBITDA Multiple	6.5x - 11.5x (10.8x)
Common Stocks	3,548	Precedent transactions	Transaction Price	N/A
Total Common Stocks	$5,949
Total	$2,181,759

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
First Lien Debt	$1,877,561	Discounted cash flow	Comparative Yield	7.3% - 16.9% (9.8%)
First Lien Debt	51,257	Precedent Transaction	Transaction Price	N/A
Total First Lien Debt	$1,928,818
Second Lien Debt	50,358	Discounted cash flow	Comparative Yield	9.8% - 13.9% (12.4%)
Preferred Equity	6,176	Discounted cash flow	Comparative Yield	13.1%
Total	$1,985,352

(1) Weighted averages are calculated based on fair value of investments.

The Company used the income approach to determine the fair value of certain Level 3 assets as of June 30, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
Financial instruments disclosed but not carried at fair value

The following table presents the fair value of the Company's debt obligations as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
JPM Credit Facility	$451,146	$356,146
BNP Credit Facility	300,500	260,000
2024A Senior Notes	300,000	300,000
CIBC Credit Facility	65,000	—
Total Debt	$1,116,646	$916,146

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
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Company's asset coverage was 223.5% and 231.1%, respectively.
The following tables present the Company’s outstanding borrowings as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value
JPM Credit Facility (1)	$955,000	$451,146	$451,146
BNP Credit Facility (1)	400,000	300,500	300,500
2024A Senior Notes (2)	300,000	300,000	307,435
CIBC Credit Facility (1)	250,000	65,000	65,000
Total Debt	$1,905,000	$1,116,646	$1,124,081

	December 31, 2024
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value
JPM Credit Facility (1)	$795,000	$356,146	$356,146
BNP Credit Facility (1)	400,000	260,000	260,000
2024A Senior Notes (2)	300,000	300,000	296,907
CIBC Credit Facility (1)	250,000	—	—
Total Debt	$1,745,000	$916,146	$913,053
(1)Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(2)Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs. As of June 30, 2025, carrying value is also inclusive of an incremental adjustment of $10.2 million in the carrying value of the 2024A Senior Notes resulting from a hedge accounting relationship.
For the three and six months ended June 30, 2025, the Company had total average borrowings of $1,055.6 million and $1,001.6 million, respectively, at a weighted average interest rate of 6.9% and 7.0%, respectively. For the three and six months ended June 30, 2024, the Company had total average borrowings of $611.6 million and $573.0 million, respectively, at a weighted average interest rate of 7.8% and 7.8%, respectively.

A summary of contractual maturities of our debt obligations was as follows as of June 30, 2025:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPM Credit Facility	$451,146	$—	$—	$451,146	$—
BNP Credit Facility	300,500	—	—	300,500	—
2024A Senior Notes	300,000	—	—	300,000	—
CIBC Credit Facility	65,000	—	—	65,000	—
Total Debt Obligations	$1,116,646	$—	$—	$1,116,646	$—

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

On February 28, 2025, the Company entered into a third commitment increase agreement (the “Third Commitment Increase Agreement”) among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Bank, N.A., as an increasing lender and Sumitomo Mitsui Banking Corporation, as an assuming lender, pursuant to Section 2.08(e) of the JPM Credit Agreement. The Third Commitment Increase Agreement provides for, among other things, an increase in the total aggregate commitments from lenders under the revolving credit facility governed by the Credit Agreement from $795.0 million to $955.0 million. Pursuant to the accordion feature in the Credit Agreement, the aggregate amount of all Commitments thereunder may be further increased up to $1,000 million.

The JPM Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2025, the Company was in compliance with these covenants.

Borrowings under the JPM Credit Facility bear interest at SOFR plus 1.875%. The Company pays an unused commitment fee of 37.5 basis points (0.375%) per annum. The stated maturity date was extended from November 15, 2027 to August 29, 2028 as part of the Amendment.

As of June 30, 2025 and December 31, 2024, there were $451.1 million and $356.1 million of borrowings outstanding under the JPM Credit Facility, respectively.

For the three and six months ended June 30, 2025 and June 30, 2024, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$6,869	$4,082	$12,967	$8,220
Unused facility fee	494	241	902	479
Amortization of deferred financing costs	545	225	926	451
Total interest and debt financing expense	$7,908	$4,548	$14,795	$9,150
For the three and six months ended June 30, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the JPM Credit Facility was 6.3% and 6.4%, respectively. For the three and six months ended June 30, 2024, the weighted average stated interest rate on the aggregate principal amount of indebtedness outstanding under the JPM Credit Facility was 7.4% and 7.4%, respectively.
BNP Credit Facility

On June 30, 2023, the Company entered into an amended and restated revolving credit and security agreement (the “BNP Credit Agreement” or “BNP Credit Facility”) with the Company, as Equityholder, TRP OHA SPV Funding I, LLC (“Borrower”), as borrower, BNP Paribas (“BNP”), as administrative agent, TRP OHA Servicer I, LLC, as servicer, The Bank of New York Mellon Trust Company, National Association (“BNYM”), as collateral agent, and the lenders party thereto. The facility amount under the BNP Credit Agreement is $400.0 million.
Proceeds of the loans under the BNP Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the BNP Credit Agreement. The period from the closing date until June 30, 2026 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the BNP Credit Agreement. The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent, the Lenders, the Custodian and the Collateral Administrator, (b) June 30, 2028, and (c) the date on which the Administrative Agent provides notice of the declaration of the final maturity date after the occurrence of an event of default. The BNP Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2025, the Company was in compliance with these covenants.

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

As of June 30, 2025 and December 31, 2024, there were $300.5 million and $260.0 million of borrowings outstanding under the BNP Credit Facility, respectively.

For the three and six months ended June 30, 2025 and June 30, 2024, the components of interest expense related to the BNP Credit Facility were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$4,392	$1,983	$8,652	$6,778
Unused facility fee	153	904	303	922
Amortization of deferred financing costs	105	105	209	209
Total interest and debt financing expense	$4,650	$2,992	$9,164	$7,909

For the three and six months ended June 30, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the BNP Credit Facility was 6.7% and 6.7%, respectively. For the three and six months ended June 30, 2024, the weighted average stated interest rate on the aggregate principal amount of indebtedness outstanding under the BNP Credit Facility was 8.4% and 8.4%, respectively.

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

The balance of unamortized debt issuance costs related to the 2024A Notes was $2.7 million and $3.1 million as of June 30, 2025 and December 31, 2024, respectively.

On February 6, 2025, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company's investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swap is $300.0 million and the interest rate swap matures on September 9, 2028. As a result of the swap, the Company's effective interest rate on the 2024A Notes is SOFR plus 3.708%. As of June 30, 2025, the interest rate swap had a fair value of $10.2 million, which is reflected as a derivative asset at fair value on the Consolidated Statements of Assets and Liabilities.

For the three and six months ended June 30, 2025 and June 30, 2024, the components of interest expense related to the 2024A Notes were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$6,202	$5,828	$12,484	$7,382
Amortization of debt issuance costs	183	181	362	245
Total interest and debt financing expense	$6,385	$6,009	$12,846	$7,627

These amounts are included in the interest expense in the Company's Consolidated Statements of Operations. Please see Note 7 for further information about the Company's interest rate swap.

As of June 30, 2025 and December 31, 2024, the components of the carrying value of the 2024A Notes and the stated interest rates were as follows:

	As of
	June 30, 2025	December 31, 2024
Principal amount of debt	300,000	300,000
Debt issuance costs	(2,732)	(3,093)
Fair value of an effective hedge	10,167	—
Carrying value of debt	$307,435	$296,907

For the three and six months ended June 30, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding for the 2024A Senior Notes was 8.2% and 8.2%, respectively. For the three and six months ended June 30, 2024, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding for the 2024A Senior Notes was 7.77% and 7.77%, respectively.

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

On June 4, 2025, TRP OHA SPV Funding II, LLC, a wholly-owned subsidiary of the Company, entered into the First Amendment (the “First Amendment”) to the CIBC Loan Agreement. The First Amendment, among other things, (i) reduced the applicable spread for advances to 1.85% per annum and (ii) extended the ramp-up period to November 5, 2025.

As of June 30, 2025 and December 31, 2024, there were $65.0 million and $0.0 million of borrowings outstanding under the CIBC Credit Facility, respectively.

For the three and six months ended June 30, 2025 and June 30, 2024, the components of interest expense related to the CIBC Credit Facility were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$922	$—	$932	$—
Unused facility fee	—	—	—	—
Amortization of deferred financing costs	95	—	189	—
Total interest and debt financing expense	$1,017	$—	$1,121	$—

For the three and six months ended June 30, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the CIBC Credit Facility was 6.5% and 6.5%, respectively.
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
Foreign Currency Forwards
The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its shareholders, as described in Note 2. The fair value of derivative contracts open as of June 30, 2025 and December 31, 2024 is included on the Consolidated Schedules of Investments by contract. The Company had no collateral payable as of June 30, 2025 and December 31, 2024. Collateral amounts posted are included in collateral on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities.
During the three and six months ended June 30, 2025, the average notional exposure for foreign currency forward contracts was $113.7 million and $89.8 million, respectively. During the three and six months ended June 30, 2024, the average notional exposure for foreign currency forward contracts was $62.6 million and $50.8 million, respectively.
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

The following table presents the amounts paid and received on the Company's interest rate swap transactions, excluding upfront fees, for the three and six months ended June 30, 2025:

			For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	9/8/2028	$300,000	$(10,797)	$18,747	$7,950	$(14,797)	$24,907	$10,110

For the three and six months ended June 30, 2025, the Company recognized $8.1 million and $10.2 million, respectively, of unrealized gains on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, this amount is offset by an increase of $8.1 million and $10.2 million, respectively, for a change in the carrying value of the 2024A Notes. The Company did not enter into any interest rate swaps until February 6, 2025. See Note 6 for further information regarding interest rate swap contracts.

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

The following tables present both gross and net information about derivative instruments in the Consolidated Statements of Assets and Liabilities as of June 30, 2025 and December 31, 2024.

June 30, 2025
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$—	$(1,611)	$(1,611)	$—	$(1,611)
Morgan Stanley	10,167	—	10,167	(10,110)	57
Total	$10,167	$(1,611)	$8,556	$(10,110)	$(1,554)

December 31, 2024
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$790	$—	$790	$—	$790

(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual set off rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the three and six months ended June 30, 2025 was as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2025
Realized gain (loss) on foreign currency forward contracts	$(7,101)	$(8,455)
Net change in unrealized gain (loss) on foreign currency forward contracts	(2,313)	(2,402)
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$(9,414)	$(10,857)
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

Note 8: Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and preferred equity. The CODM is comprised of the Company’s lead portfolio managers and internal members of the Board (including the chief executive officer), chief financial officer and chief operating officer, and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“GAAP net income”). In addition to numerous other factors and metrics, the CODM utilizes GAAP net income as a key metric in determining the amount of dividends to be distributed to the Company's shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
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
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	June 30, 2025	December 31, 2024
Unfunded delayed draw commitments	$328,722	$258,448
Unfunded revolving commitments	119,295	110,317
Total unfunded commitments	$448,017	$368,765

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2025, management was not aware of any pending or threatened litigation.

Note 10. Net Assets
As of June 30, 2025 and December 31, 2024, the Company had 45,994,420 and 41,819,813 of Class I shares issued and outstanding with a par value of $0.01 per share, respectively. As of June 30, 2025 and December 31, 2024, the Company had 3,364,714 and 1,652,760 of Class S shares issued and outstanding with a par value of $0.01 per share, respectively. As of June 30, 2025, the Company had 2,393,842 of Class D shares issued and outstanding with a par value of $0.01 per share. There were no Class D shares issued and outstanding as of December 31, 2024.

The following table summarizes capital activity for the three months ended June 30, 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	45,976,757	$460	$1,265,939	$(2,354)	$(3,755)	$(7,477)	$1,252,813
Common shares issued	5,597,687	57	152,329	—	—	—	152,386
Distribution reinvestment	178,544	2	4,843	—	—	—	4,845
Repurchase of common shares	(12)	(1)	(328)	—	—	—	(329)
Net investment income (loss)	—	—	—	34,708	—	—	34,708
Net realized gain (loss)	—	—	—	—	(4,303)	—	(4,303)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(5,247)	(5,247)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(2,152)	(2,152)
Distributions declared	—	—	—	(34,573)	(6,158)	—	(40,731)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	51,752,976	$518	$1,422,783	$(2,219)	$(14,216)	$(14,876)	$1,391,990

The following table summarizes capital activity for the three months ended June 30, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	29,645,450	$296	$813,216	$11,086	$(4,590)	$14,601	$834,609
Common shares issued	6,124,316	61	172,058	—	—		172,119
Distribution reinvestment	45,933	1	1,290	—	—	—	1,291
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	25,065	—	—	25,065
Net realized gain (loss)	—	—	—	—	213	—	213
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(3,318)	(3,318)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	137	137
Distributions declared	—	—	—	(27,990)	—	—	(27,990)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	35,815,699	$358	$986,564	$8,161	$(4,377)	$11,420	$1,002,126

The following table summarizes capital activity for the six months ended June 30, 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	43,472,573	$435	$1,197,185	$(85)	$413	$2,681	$1,200,629
Common shares issued	7,954,092	81	217,018	—	—	—	217,099
Distribution reinvestment	326,323	3	8,908	—	—	—	8,911
Repurchase of common shares	(12)	(1)	(328)	—	—	—	(329)
Net investment income (loss)	—	—	—	63,257	—	—	63,257
Net realized gain (loss)	—	—	—	—	(8,471)	—	(8,471)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(15,322)	(15,322)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(2,235)	(2,235)
Distributions declared	—	—	—	(65,391)	(6,158)	—	(71,549)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	51,752,976	$518	$1,422,783	$(2,219)	$(14,216)	$(14,876)	$1,391,990

The following table summarizes capital activity for the six months ended June 30, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	$704,431
Common shares issued	10,575,342	105	297,136	—	—	—	297,241
Distribution reinvestment	81,487	1	2,289	—	—	—	2,290
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	54,721	—	—	54,721
Net realized gain (loss)	—	—	—	—	427	—	427
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(5,260)	(5,260)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,042	1,042
Distributions declared	—	—	—	(52,766)	—	—	(52,766)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	35,815,699	$358	$986,564	$8,161	$(4,377)	$11,420	$1,002,126

The following table summarizes transactions in common shares during the three months ended June 30, 2025:

	Shares	Amount
Class I:
Proceeds from shares sold	2,653,061	$72,170
Repurchase of shares	(12,079)	(329)
Distribution reinvestment	124,468	3,378
Net increase (decrease)	2,765,450	75,219
Class S:
Proceeds from shares sold	816,669	22,184
Repurchase of shares	—	—
Distribution reinvestment	38,620	1,048
Net increase (decrease)	855,289	23,232
Class D:
Proceeds from shares sold	2,140,025	58,032
Repurchase of shares	—	—
Distribution reinvestment	15,455	419
Net increase (decrease)	2,155,479	58,451
Total increase (decrease)	5,776,219	$156,902

The following table summarizes transactions in common shares during the six months ended June 30, 2025:

	Shares	Amount
Class I:
Proceeds from shares sold	3,942,782	$107,583
Repurchase of shares	(12,079)	(329)
Distribution reinvestment	243,903	6,664
Net increase (decrease)	4,174,606	113,918
Class S:
Proceeds from shares sold	1,644,990	44,954
Repurchase of shares	—	—
Distribution reinvestment	66,965	1,828
Net increase (decrease)	1,711,955	46,782
Class D:
Proceeds from shares sold	2,378,387	64,562
Repurchase of shares	—	—
Distribution reinvestment	15,455	419
Net increase (decrease)	2,393,842	64,981
Total increase (decrease)	8,280,403	$225,681

The following table summarizes transactions in common shares during the three months ended June 30, 2024:

	Shares	Amount
Class I:
Proceeds from shares sold	5,877,975	$165,200
Repurchase of shares	—	—
Distribution reinvestment	45,741	1,286
Net increase (decrease)	5,923,715	166,486
Class S:
Proceeds from shares sold	246,341	6,919
Repurchase of shares	—	—
Distribution reinvestment	193	5
Net increase (decrease)	246,534	6,924
Total increase (decrease)	6,170,249	$173,410

The following table summarizes transactions in common shares during the six months ended June 30, 2024:

	Shares	Amount
Class I:
Proceeds from shares sold	10,329,001	$290,322
Repurchase of shares	—	—
Distribution reinvestment	81,294	2,285
Net increase (decrease)	10,410,295	292,607
Class S:
Proceeds from shares sold	246,341	6,919
Repurchase of shares	—	—
Distribution reinvestment	193	5
Net increase (decrease)	246,534	6,924
Total increase (decrease)	10,656,829	$299,531

The Company determines NAV per share as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first business day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available. The following table summarizes each month-end NAV per share for Class S, Class D, and Class I common shares for the six months ended June 30, 2025:

	NAV Per Share
	Class S	Class D	Class I
January 31, 2025	$27.50	$—	$27.50
February 28, 2025	$27.40	$—	$27.40
March 31, 2025	$27.25	$27.25	$27.25
April 30, 2025	$27.07	$27.07	$27.07
May 31, 2025	$27.11	$27.11	$27.11
June 30, 2025	$26.90	$26.90	$26.90

The following table summarizes each month-end NAV per share for Class S, Class D, and Class I common shares for the periods in which there were common share issuances during the six months ended June 30, 2024:

	NAV Per Share
	Class S	Class D (1)	Class I
January 31, 2024	$—	$—	$28.12
February 29, 2024	$—	$—	$28.22
March 31, 2024	$—	$—	$28.15
April 30, 2024	$—	$—	$28.15
May 31, 2024	$28.08	$—	$28.08
June 30, 2024	$27.98	$—	$27.98

(1)There were no Class D shares issued or outstanding during the six months ended June 30, 2024.

Distributions

Distributions are recorded on the record date. The following tables summarize distributions declared during the six months ended June 30, 2025:

			Class I
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.20	$0.03	$—	$9,688
February 26, 2025	February 28, 2025	April 1, 2025	0.20	0.03	—	9,750
March 26, 2025	March 31, 2025	April 30, 2025	0.20	0.03	—	9,943
April 28, 2025	April 30, 2025	May 30, 2025	0.20	0.03	—	10,371
May 29, 2025	May 30, 2025	June 30, 2025	0.20	0.03	—	10,431
June 25, 2025	June 30, 2025	July 31, 2025	0.20	0.03	0.12	16,098
Total			$1.20	$0.18	$0.12	$66,281

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share (2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.18	$0.03	$—	$391
February 26, 2025	February 28, 2025	April 1, 2025	0.18	0.03	—	464
March 26, 2025	March 31, 2025	April 30, 2025	0.18	0.03	—	528
April 28, 2025	April 30, 2025	May 30, 2025	0.18	0.03	—	609
May 29, 2025	May 30, 2025	June 30, 2025	0.18	0.03	—	653
June 25, 2025	June 30, 2025	July 31, 2025	0.18	0.03	0.12	1,113
Total			$1.08	$0.18	$0.12	$3,758

			Class D
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share (2)	Total Distributions
March 26, 2025	March 31, 2025	April 30, 2025	$0.19	$0.03	$—	$53
April 28, 2025	April 30, 2025	May 30, 2025	0.20	0.03	—	156
May 29, 2025	May 30, 2025	June 30, 2025	0.20	0.03	—	465
June 25, 2025	June 30, 2025	July 31, 2025	0.19	0.03	0.12	836
Total			$0.78	$0.12	$0.12	$1,510
(1) Base distributions per share are net of distribution and/or shareholder servicing fees.
(2) Includes capital gain distributions of $0.1190 per share for the June 30, 2025 distribution payment.

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

(1) There were no Class D shares issued or outstanding during the six months ended June 30, 2024.
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

Through June 30, 2025, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the six months ended June 30, 2025:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.26	$3,354	$0.90	$1,223	$1.38	$60,814
Net realized gain	0.12	404	0.12	287	0.12	5,467
Total	$1.38	$3,758	$1.02	$1,510	$1.50	$66,281

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the six months ended June 30, 2024:

	Class S		Class D (1)		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.57	$96	$—	$—	$1.71	$52,670
Net realized gain	—	—	—	—	—	—
Total	$0.57	$96	$—	$—	$1.71	$52,670

(1)There were no Class D shares issued or outstanding during the six months ended June 30, 2024.

Share Repurchase Program

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

The following table sets forth information regarding repurchases of shares of our common stock during the six months ended June 30, 2025 (dollars in thousands):

Repurchase Deadline Request	Percentage Outstanding Shares the Company Offered to Repurchase (1)	Repurchase Pricing Date	Amount Repurchased (all classes)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased (1)
March 4, 2025	5.00%	March 31, 2025	$329	12,079	0.03%

(1) Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

Note 11. Consolidated Financial Highlights

The following are consolidated financial highlights for Class I, Class S and Class D common shares outstanding for the six months ended June 30, 2025 and consolidated financial highlights for Class I and Class S common shares outstanding for the six months ended June 30, 2024. There were no Class D common shares outstanding for the six months ended June 30, 2024.

	Six Months Ended June 30, 2025
	Class I	Class S(8)	Class D(9)
Per Share Data: (1)
Net asset value, beginning of period	$27.62	$27.62	$27.40
Net investment income	1.33	1.23	1.37
Net unrealized and realized gain (loss) (2)	(0.55)	(0.57)	(0.85)
Net increase (decrease) in net assets resulting from operations (3)	0.78	0.66	0.52
Distributions declared	(1.50)	(1.38)	(1.02)
Total increase (decrease) in net assets (3)	(0.72)	(0.72)	(0.50)
Net asset value, end of period	$26.90	$26.90	$26.90
Shares outstanding, end of period	45,994,420	3,364,714	2,393,842
Total return based on NAV (4)	2.87%	2.43%	1.90%
Ratios:
Portfolio turnover ratio (5)	12.28%	12.28%	12.28%
Ratio of expenses before management fee, incentive fees, waivers and expense recoupment to average net assets (6)(7)	6.56%	7.41%	6.80%
Ratio of expenses after management and incentive fees before waivers and expense recoupment to average net assets (6)(7)	9.22%	10.07%	9.53%
Ratio of expenses after management fee, incentive fees, waivers and expense recoupment to average net assets (6)(7)	9.47%	10.33%	9.78%
Ratio of net investment income to average net assets before waivers and expense recoupment (6)(7)	10.14%	9.35%	10.43%
Ratio of net investment income to average net assets after waivers and expense recoupment (6)(7)	9.89%	9.10%	10.18%
Supplemental Data:
Net assets, end of period	$1,237,103	$90,500	$64,387

	Six Months Ended June 30, 2024
	Class I	Class S (8)
Per Share Data: (1)
Net asset value, beginning of period	$28.00	$28.15
Net investment income	1.80	0.53
Net unrealized and realized gain (loss) (2)	(0.11)	(0.13)
Net increase (decrease) in net assets resulting from operations (3)	1.69	0.40
Distributions declared	(1.71)	(0.57)
Total increase (decrease) in net assets (3)	(0.02)	(0.17)
Net asset value, end of period	$27.98	$27.98
Shares outstanding, end of period	35,569,165	246,534
Total return based on NAV (4)	6.16%	1.42%
Ratios:
Portfolio turnover ratio (5)	24.90%	24.90%
Ratio of expenses before management fee, incentive fees, waivers and expense support to average net assets (6)(7)	7.15%	8.16%
Ratio of expenses after management and incentive fees before waivers and expense support to average net assets (6)(7)	9.93%	10.84%
Ratio of expenses after management fee, incentive fees, waivers and expense support to average net assets (6)(7)	8.31%	10.05%
Ratio of net investment income to average net assets before waivers and expense support (6)(7)	11.19%	9.95%
Ratio of net investment income to average net assets after waivers and expense support (6)(7)	12.81%	10.74%
Supplemental Data:
Net assets, end of period	$995,228	$6,898

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
(5)Portfolio turnover rate is calculated using the lesser of year-to-date sales and year-to-date purchases over the average of the investment assets at fair value for the years reported.
(6)Annualized.
(7)The Adviser has agreed to waive its management fee and incentive fee until the date immediately after the first six months following the date the Company’s registration statement became effective on September 29, 2023.
(8)Class S was not effective until May 1, 2024.
(9)Class D was not effective until March 3, 2025.

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these financial statements. Other than as disclosed below, there have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these financial statements, except as discussed below.
Subscriptions

The Company received $40.0 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective July 1, 2025.

The Company received $29.5 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective August 1, 2025, excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On August 5, 2025, the Company offered to purchase up to 5% of its outstanding Common Shares as of June 30, 2025 at a price equal to the NAV per share as of September 30, 2025. The offer expires on September 3, 2025.

Distribution Declarations

On July 25, 2025, the Company declared a total distribution of $0.23 per Class I share, $0.21 per Class S share and $0.22 per Class D share, all of which is payable on August 29, 2025 to shareholders of record as of July 31, 2025.

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
The Company's investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments capturing long-term capital appreciation, while maintaining a strong focus on downside protection. The Company invests primarily in directly originated and customized private financing solutions, including loans and other debt securities with a strong focus on senior secured lending to larger companies. The Company primarily targets investments in first lien loans, unitranche loans, second lien loans and other corporate secured debt. The Company may also invest in equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, the Company will invest directly or indirectly at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation. From inception through June 30, 2025, we have invested approximately $3.2 billion in aggregate cost of debt investments prior to any subsequent exits or repayments, including the $521.4 million of debt investments acquired through an in-kind contribution on June 30, 2023.
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
Revenues
We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our preferred equity in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of June 30, 2025 and December 31, 2024, 97.8% and 99.7% of our debt investments based on fair value in our portfolio were at floating rates, respectively. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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
The Adviser agreed to incur organizational and offering costs on behalf of the Company and did not seek reimbursement of incurred organizational and offering costs until after the Company elected to be regulated as a BDC on June 30, 2023. Following the effective date of the Company's registration statement of September 29, 2023, the Adviser has sought reimbursement of allocated organizational and offering costs from the Company. As of June 30, 2025 and December 31, 2024, the Company had no offering costs or organizational costs payable to the Adviser.

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
Portfolio and Investment Activity
As of June 30, 2025, based on fair value, our portfolio consisted of 90.3% first lien debt investments, 8.0% second lien debt investments, 1.5% preferred equity, and 0.2% common equity. As of December 31, 2024, based on fair value, our portfolio consisted of 95.4% first lien debt investments, 4.3% second lien debt investments and 0.3% preferred equity.
As of June 30, 2025 and December 31, 2024, we had investments in 124 and 104 portfolio companies, respectively, with an aggregate fair value of approximately $2,455.2 million and $2,053.4 million, respectively.
Our investment activity for the three months ended June 30, 2025 and June 30, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	June 30, 2025	June 30, 2024
Total investments, beginning of period	$2,178,843	$1,342,007
New investments purchased (1)	501,915	413,741
Net accretion of discount on investments	3,760	2,464
Net realized gain (loss) on investments	801	(448)
Investments sold or repaid	(216,734)	(119,442)
Total investments, end of period	$2,468,585	$1,638,322
(1) Purchases include PIK interest, if applicable.

Our investment activity for the six months ended June 30, 2025 and June 30, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Total investments, beginning of period	$2,051,457	$1,131,726
New investments purchased (1)	689,240	718,043
Net accretion of discount on investments	6,027	5,296
Net realized gain (loss) on investments	(1,696)	(319)
Investments sold or repaid	(276,443)	(216,424)
Total investments, end of period	$2,468,585	$1,638,322
(1) Purchases include PIK interest, if applicable.
The following table presents certain selected information regarding our investment portfolio:

	As of
	June 30, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost(1)	10.6%	10.9%
Weighted average yield on debt and income producing investments, at fair value(1)	10.7%	10.9%
Number of portfolio companies	124	104
Weighted average EBITDA (2)	$326.0	$254.0
Average loan-to-value (LTV) (3)	44.5%	43.9%
Percentage of debt investments bearing a floating rate, at fair value	97.8%	99.7%
Percentage of debt investments bearing a fixed rate, at fair value	2.2%	0.3%
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
Our investments consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,225,882	$2,215,892	90.3%	$1,954,192	$1,958,306	95.4%
Second Lien Debt	200,414	196,627	8.0%	91,084	88,945	4.3%
Preferred Equity	36,277	36,765	1.5%	6,181	6,176	0.3%
Common Stocks	6,012	5,949	0.2%	—	—	—%
Total	$2,468,585	$2,455,233	100.0%	$2,051,457	$2,053,427	100.0%
As of June 30, 2025 and December 31, 2024, there were no investments on non-accrual status.

The tables below describe investments by industry composition based on fair value as of June 30, 2025 and December 31, 2024:

June 30, 2025
Services: Business	16.0%
High Tech	15.7%
Healthcare, Education and Childcare	14.9%
Insurance	7.2%
Services: Consumer	6.7%
Capital Equipment	6.0%
Automobile	5.9%
Media: Diversified & Production	4.7%
Finance	4.5%
Aerospace and Defense	3.5%
Chemicals, Plastics and Rubber	2.4%
Consumer Goods: Durable	2.0%
Retail Stores	2.0%
Construction & Building	2.0%
Telecommunications	1.9%
Printing and Publishing	1.0%
Containers, Packaging and Glass	1.0%
Cargo Transport	0.9%
Buildings and Real Estate	0.7%
Ecological	0.6%
Banking	0.4%
Total	100.0%

December 31, 2024
Healthcare, Education and Childcare	15.5%
High Tech	15.1%
Services: Business	14.9%
Insurance	10.1%
Automobile	7.0%
Capital Equipment	6.5%
Services: Consumer	4.2%
Aerospace and Defense	3.9%
Finance	3.5%
Chemicals, Plastics and Rubber	2.9%
Media: Diversified & Production	2.9%
Retail Stores	2.5%
Consumer Goods: Durable	2.4%
Construction & Building	2.1%
Cargo Transport	1.4%
Printing and Publishing	1.2%
Technology & Electronics	1.2%
Buildings and Real Estate	0.8%
Ecological	0.7%
Broadcasting and Entertainment	0.5%
Containers, Packaging and Glass	0.3%
Banking	0.3%
Telecommunications	0.1%
Total	100.0%

The tables below describe investments by geographic composition based on fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,242,002	$2,221,898	90.5%	159.6%
United Kingdom	75,214	75,151	3.1%	5.4%
Germany	59,810	64,021	2.6%	4.6%
Switzerland	56,292	58,331	2.4%	4.2%
Canada	22,398	22,658	0.9%	1.6%
Greece	9,321	9,626	0.4%	0.7%
Ireland	3,548	3,548	0.1%	0.3%
Total	$2,468,585	$2,455,233	100.0%	176.4%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,884,451	$1,887,769	92.0%	157.2%
United Kingdom	75,501	75,496	3.7%	6.3%
Switzerland	56,317	55,885	2.7%	4.6%
Germany	25,806	25,234	1.2%	2.1%
Canada	9,382	9,043	0.4%	0.8%
Total	$2,051,457	$2,053,427	100.0%	171.0%
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
•Risk Rating 5 - Investments with a score of 5 mean the borrower is performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination, acquisition or restructure. Most or all of the debt covenants are out of compliance and payments are substantially delinquent.

The below table summarizes the Risk Ratings as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Risk Rating 1	$274,870	11.2%	$202,097	9.9%
Risk Rating 2	1,872,742	76.3%	1,647,599	80.2%
Risk Rating 3	290,231	11.8%	180,372	8.8%
Risk Rating 4	17,390	0.7%	23,359	1.1%
Risk Rating 5	—	—%	—	—%
Total investments	$2,455,233	100.0%	$2,053,427	100.0%

As of June 30, 2025 and December 31, 2024, the weighted average Risk Rating of our debt investment portfolio was 2.02 and 2.01, respectively.

Results of Operations

The following table represents the operating results:

	For the Three Months Ended
(Amounts in thousands)	June 30, 2025	June 30, 2024
Total investment income	$66,789	$47,364
Total expenses, net of fee waivers and expense support	32,081	22,299
Net investment income (loss)	34,708	25,065
Net realized gain (loss)	(4,303)	213
Net unrealized appreciation (depreciation)	(7,399)	(3,181)
Net increase (decrease) in net assets resulting from operations	$23,006	$22,097

	For the Six Months Ended
(Amounts in thousands)	June 30, 2025	June 30, 2024
Total investment income	$124,377	$90,225
Total expenses, net of fee waivers and expense support	61,120	35,504
Net investment income (loss)	63,257	54,721
Net realized gain (loss)	(8,471)	427
Net unrealized appreciation (depreciation)	(17,557)	(4,218)
Net increase (decrease) in net assets resulting from operations	$37,229	$50,930

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Investment income was as follows:

	For the Three Months Ended
	June 30, 2025	June 30, 2024
Interest and dividend income	$63,804	$44,049
Other income	2,985	3,315
Total investment income	$66,789	$47,364

For the three months ended June 30, 2025 and June 30, 2024, total investment income was approximately $66.8 million and $47.4 million, respectively.

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Interest and dividend income	$120,129	$83,748
Other income	4,248	6,477
Total investment income	$124,377	$90,225

For the six months ended June 30, 2025 and June 30, 2024, total investment income was approximately $124.4 million and $90.2 million, respectively.

As of June 30, 2025 and December 31, 2024, the size of our investment portfolio at fair value was approximately $2,455.2 million and $2,053.4 million, respectively, and the weighted average yield on debt and income producing investments at fair value was 10.7% and 10.9%, respectively.

Expenses

Expenses were as follows:

	For the Three Months Ended
	June 30, 2025	June 30, 2024
Interest and debt fee expense	$19,960	$13,549
Management fees	4,105	2,701
Income incentive fee	5,048	3,486
Distribution and shareholder servicing fees
Class S	179	6
Class D	28	—
Professional fees	642	538
Board of Trustees fees	98	97
Administrative services expenses	532	337
Other general & administrative expenses	872	1,481
Amortization of deferred offering costs	61	855
Total expenses before fee waivers and expense support	$31,525	$23,050
Expense support	—	(751)
Recoupment of expense support	556	—
Management fees waiver	—	—
Income incentive fee waiver	—	—
Total expenses net of fee waivers and expense support	$32,081	$22,299

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Interest and debt fee expense	$37,926	$24,686
Management fees	7,888	5,045
Income incentive fee	9,192	6,849
Distribution and shareholder servicing fees
Class S	305	6
Class D	30	—
Professional fees	1,106	816
Board of Trustees fees	195	194
Administrative services expenses	1,045	750
Other general & administrative expenses	1,637	2,482
Amortization of deferred offering costs	220	1,611
Total expenses before fee waivers and expense support	$59,544	$42,439
Expense support	—	(1,228)
Recoupment of expense support	1,576	—
Management fees waiver	—	(2,344)
Income incentive fee waiver	—	(3,363)
Total expenses net of fee waivers and expense support	$61,120	$35,504

Interest and debt fee expense
For the three and six months ended June 30, 2025, interest and debt fee expense was $20.0 million and $37.9 million, primarily due to $1,055.6 million and $1,001.6 million of average borrowings under existing credit facilities and unsecured notes, at a weighted average interest rate of 6.9% and 7.0%, respectively.

For the three and six months ended June 30, 2024, interest and debt fee expense was $13.5 million and $24.7 million, primarily due to $611.6 million and $573.0 million of average borrowings under existing credit facilities, respectively, at a weighted average interest rate of 7.8% and 7.8%, respectively.

Management Fees
Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
For the three and six months ended June 30, 2025, the Company incurred management fees of $4.1 million and $7.9 million, respectively, none of which were waived.

For the three and six months ended June 30, 2024, the Company incurred management fees of $2.7 million and $5.0 million, respectively, of which $0.0 million and $2.3 million were waived, respectively.
Income Based and Capital Gains Incentive Fees

For the three and six months ended June 30, 2025, the Company incurred an income incentive fee of $5.0 million and 9.2 million, respectively, none of which were waived. For the three and six months ended June 30, 2025, the Company incurred no capital gains incentive fee.

For the three and six months ended June 30, 2024, the Company incurred an income incentive fee of $3.5 million and 6.8 million, respectively, of which $0.0 million and $3.4 million were waived, respectively. For the three and six months ended June 30, 2024, the Company incurred no capital gains incentive fee.
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
Total other expenses were approximately $2.2 million and $3.3 million for the three months ended June 30, 2025 and June 30, 2024, respectively. Total other expenses were primarily comprised of approximately $0.6 million and $0.5 million of professional fees (including legal, audit, and tax), approximately $0.9 million and $1.5 million of other general and administrative expenses (including insurance, research, and other allocated costs), and approximately $0.1 million and $0.9 million of amortization of deferred offering costs for the three months ended June 30, 2025 and June 30, 2024, respectively.
Total other expenses were approximately $4.2 million and $5.9 million for the six months ended June 30, 2025 and June 30, 2024, respectively. Total other expenses were primarily comprised of approximately $1.1 million and $0.8 million of professional fees (including legal, audit, and tax), approximately $1.6 million and $2.5 million of other general and administrative expenses (including insurance, research, and other allocated costs), and approximately $0.2 million and $1.6 million of amortization of deferred offering costs for the six months ended June 30, 2025 and June 30, 2024, respectively.

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

We entered into an Expense Support Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements. For the three and six months ended June 30, 2025, the Adviser made no Expense Payments on behalf of the Company. For the three and six months ended June 30, 2024, the Adviser made $0.5 million and $0.6 million in Expense Payments on behalf of the Company, respectively. For the three and six months ended June 30, 2025, the Company made $1.0 million and $1.1 million Reimbursement Payments to the Adviser, respectively. For the three and six months ended June 30, 2024, the Company made no Reimbursement Payments to the Adviser. As of June 30, 2025, the Company had a payable of $0.6 million to the Adviser for recoupment of expense support, which is included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. As of June 30, 2024, the Company had a receivable of $0.8 million from the Adviser for expense support payments, which offset accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. As of June 30, 2025 and June 30, 2024, total expense payments made since inception by the Adviser on behalf of the Company were $1.7 million and $0.9 million, respectively, and total unreimbursed expense payments were $0.6 million and $0.9 million, respectively.
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
For the three and six months ended June 30, 2025 and June 30, 2024, we did not incur U.S. federal excise tax.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Three Months Ended
	June 30, 2025	June 30, 2024
Non-controlled/non-affiliated investments	$801	$(448)
Foreign currency transactions	1,997	120
Foreign currency forward contracts	(7,101)	541
Net realized gain (loss)	$(4,303)	$213

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Non-controlled/non-affiliated investments	$(1,696)	$(319)
Foreign currency transactions	1,680	266
Foreign currency forward contracts	(8,455)	480
Net realized gain (loss)	$(8,471)	$427
For the three and six months ended June 30, 2025, we had net realized losses of approximately $4.3 million and $8.5 million, respectively, which were primarily due to net realized losses on foreign currency forward contracts of 7.1 million and 8.5 million, respectively. For the three and six months ended June 30, 2024, we generated net realized gains of approximately $0.2 million and $0.4 million, which were primarily due to net realized gains on foreign currency transactions and CAD forward contracts, partially offset by realized losses on investments of $0.4 million and $0.3 million, respectively.

Net Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following:

	For the Three Months Ended
	June 30, 2025	June 30, 2024
Net change in unrealized gain (loss) on investments	$(5,247)	$(3,318)
Net change in unrealized gain (loss) on foreign currency translation	161	—
Net change in unrealized gain (loss) on foreign currency forward contracts	(2,313)	137
Net change in unrealized appreciation (depreciation)	$(7,399)	$(3,181)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Net change in unrealized gain (loss) on investments	$(15,322)	$(5,260)
Net change in unrealized gain (loss) on foreign currency translation	167	—
Net change in unrealized gain (loss) on foreign currency forward contracts	(2,402)	1,042
Net change in unrealized appreciation (depreciation)	$(17,557)	$(4,218)
For the three and six months ended June 30, 2025, we generated $7.4 million and $17.6 million of net unrealized losses, respectively, which were primarily due to net unrealized losses on investments of $5.2 million and $15.3 million driven by negative valuation adjustments, respectively. For the three and six months ended June 30, 2024, we generated $3.2 million and $4.2 million of net unrealized losses, respectively, which were primarily due to reversal of unrealized gains recorded in prior periods and negative valuation adjustments.

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
As of June 30, 2025, we had approximately $73.5 million in cash, cash equivalents, and restricted cash. During the six months ended June 30, 2025, we used approximately $345.6 million in cash for operating activities, primarily due to investment purchases of $682.2 million, partially offset by sales and principal repayments of $276.4 million, and a net increase in assets resulting from operations of $37.2 million. Cash provided by financing activities was approximately $356.7 million during the year, which was primarily the result of $226.0 million from the issuance of common shares and $335.5 million of debt borrowings, partially offset by repayments of debt of $135.0 million and distributions paid in cash of $67.8 million.
As of June 30, 2024, we had $172.4 million in cash, cash equivalents and restricted cash. During the six months ended June 30, 2024, we used $362.6 million in cash for operating activities, primarily due to investment purchases of $716.1 million, partially offset by sales and principal repayments of $216.4 million an increase in the payable for investments purchased of $84.6 million, and a net increase in assets resulting from operations of $50.9 million. Cash provided by financing activities was approximately $429.5 million during the year, which was primarily the result of $299.5 million from the issuance of common shares and $591.5 million of debt borrowings, partially offset by net repayments of debt of $410.0 million and distributions in cash of $50.7 million.

Borrowings

As of June 30, 2025, we had an aggregate amount of $1,124.1 million of debt outstanding and our asset coverage ratio was 223.5%. As of December 31, 2024, we had an aggregate amount of $913.1 million of debt outstanding and our asset coverage ratio was 231.1%.
The following tables present the Company’s outstanding borrowings as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$955,000	$451,146	$451,146	$451,146
BNP Credit Facility (1)(2)	400,000	300,500	300,500	300,500
2024A Senior Notes (3)(4)	300,000	300,000	307,435	300,000
CIBC Credit Facility (1)(2)	250,000	65,000	65,000	65,000
Total Debt	$1,905,000	$1,116,646	$1,124,081	$1,116,646

	As of December 31, 2024
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$795,000	$356,146	$356,146	$356,146
BNP Credit Facility (1)(2)	400,000	260,000	260,000	260,000
2024A Senior Notes (3)(4)	300,000	300,000	296,907	296,907
CIBC Credit Facility (1)(2)	250,000	—	—	—
Total Debt	$1,745,000	$916,146	$913,053	$913,053

(1)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.
(2)Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(3)Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs. As of June 30, 2025, carrying value is also inclusive of an incremental $10.2 million adjustment in the carrying value of the 2024A Senior Notes resulting from a hedge accounting relationship.
(4)The fair value of these debt obligations would be categorized as Level 3 under ASC 820-10.

We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Equity

The following table summarizes capital activity for the three months ended June 30, 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	45,976,757	$460	$1,265,939	$(2,354)	$(3,755)	$(7,477)	$1,252,813
Common shares issued	5,597,687	57	152,329	—	—	—	152,386
Distribution reinvestment	178,544	2	4,843	—	—	—	4,845
Repurchase of common shares	—	(1)	(328)	—	—	—	(329)
Net investment income (loss)	—	—	—	34,708	—	—	34,708
Net realized gain (loss)	—	—	—	—	(4,303)	—	(4,303)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(5,247)	(5,247)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(2,152)	(2,152)
Distributions declared	—	—	—	(34,573)	(6,158)	—	(40,731)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	51,752,976	$518	$1,422,783	$(2,219)	$(14,216)	$(14,876)	$1,391,990

The following table summarizes capital activity for the three months ended June 30, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	29,645,450	$296	$813,216	$11,086	$(4,590)	$14,601	$834,609
Common shares issued	6,124,316	61	172,058	—	—		172,119
Distribution reinvestment	45,933	1	1,290	—	—	—	1,291
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	25,065	—	—	25,065
Net realized gain (loss)	—	—	—	—	213	—	213
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(3,318)	(3,318)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	137	137
Distributions declared	—	—	—	(27,990)	—	—	(27,990)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	35,815,699	$358	$986,564	$8,161	$(4,377)	$11,420	$1,002,126

The following table summarizes capital activity for the six months ended June 30, 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	43,472,573	$435	$1,197,185	$(85)	$413	$2,681	$1,200,629
Common shares issued	7,954,092	81	217,018	—	—	—	217,099
Distribution reinvestment			8,908	—	—	—	8,911
Repurchase of common shares	(12)	(1)	(328)	—	—	—	(329)
Net investment income (loss)	—	—	—	63,257	—	—	63,257
Net realized gain (loss)	—	—	—	—	(8,471)	—	(8,471)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(15,322)	(15,322)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(2,235)	(2,235)
Distributions declared	—	—	—	(65,391)	(6,158)	—	(71,549)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	51,752,976	$518	$1,422,783	$(2,219)	$(14,216)	$(14,876)	$1,391,990

The following table summarizes capital activity for the six months ended June 30, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	$704,431
Common shares issued	10,575,342	105	297,136	—	—	—	297,241
Distribution reinvestment	81,487	1	2,289	—	—	—	2,290
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	54,721	—	—	54,721
Net realized gain (loss)	—	—	—	—	427	—	427
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(5,260)	(5,260)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,042	1,042
Distributions declared	—	—	—	(52,766)	—	—	(52,766)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	35,815,699	$358	$986,564	$8,161	$(4,377)	$11,420	$1,002,126

As of June 30, 2025, we had 45,994,420 Class I shares, 3,364,714 Class S shares and 2,393,842 Class D shares issued and outstanding with a par value of $0.01 per share.

As of June 30, 2024, we had 35,569,165 Class I shares and 246,534 Class S issued and outstanding with a par value of $0.01 per share. As of June 30, 2024, there were no Class D shares issued or outstanding.

The following table summarizes transactions in common shares during the six months ended June 30, 2025:

	Shares	Amount
Class I:
Proceeds from shares sold	3,942,782	$107,583
Repurchase of shares	(12,079)	(329)
Distribution reinvestment	243,903	6,664
Net increase (decrease)	4,174,606	113,918
Class S:
Proceeds from shares sold	1,644,990	44,954
Repurchase of shares	—	—
Distribution reinvestment	66,965	1,828
Net increase (decrease)	1,711,955	46,782
Class D:
Proceeds from shares sold	2,378,387	64,562
Repurchase of shares	—	—
Distribution reinvestment	15,455	419
Net increase (decrease)	2,393,842	64,981
Total increase (decrease)	8,280,403	$225,681
The following table summarizes transactions in common shares during the six months ended June 30, 2024:

	Shares	Amount
Class I:
Proceeds from shares sold	10,329,001	$290,322
Repurchase of shares	—	—
Distribution reinvestment	81,294	2,285
Net increase (decrease)	10,410,295	292,607
Class S:
Proceeds from shares sold	246,341	6,919
Repurchase of shares	—	—
Distribution reinvestment	193	5
Net increase (decrease)	246,534	6,924
Total increase (decrease)	10,656,829	$299,531

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

The Company’s distributions are recorded on the record date. The following tables summarize distributions declared during the six months ended June 30, 2025:

			Class I
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.20	$0.03	$—	$9,688
February 26, 2025	February 28, 2025	April 1, 2025	0.20	0.03	—	9,750
March 26, 2025	March 31, 2025	April 30, 2025	0.20	0.03	—	9,943
April 28, 2025	April 30, 2025	May 30, 2025	0.20	0.03	—	10,371
May 29, 2025	May 30, 2025	June 30, 2025	0.20	0.03	—	10,431
June 25, 2025	June 30, 2025	July 31, 2025	0.20	0.03	0.12	16,098
Total			$1.20	$0.18	$0.12	$66,281

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.18	$0.03	$—	$391
February 26, 2025	February 28, 2025	April 1, 2025	0.18	0.03	—	464
March 26, 2025	March 31, 2025	April 30, 2025	0.18	0.03	—	528
April 28, 2025	April 30, 2025	May 30, 2025	0.18	0.03	—	609
May 29, 2025	May 30, 2025	June 30, 2025	0.18	0.03	—	653
June 25, 2025	June 30, 2025	July 31, 2025	0.18	0.03	0.12	1,113
Total			$1.08	$0.18	$0.12	$3,758

			Class D
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
March 26, 2025	March 31, 2025	April 30, 2025	$0.19	$0.03	$—	$53
April 28, 2025	April 30, 2025	May 30, 2025	0.20	0.03	—	156
May 29, 2025	May 30, 2025	June 30, 2025	0.20	0.03	—	465
June 25, 2025	June 30, 2025	July 31, 2025	$0.19	$0.03	$0.12	836
Total			$0.78	$0.12	$0.12	$1,510
(1) Base distributions per share are net of distribution and/or shareholder servicing fees.
(2) Includes capital gain distributions of $0.1190 per share for the June 30, 2025 distribution payment.

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

(1) There were no Class D shares issued or outstanding during the six months ended June 30, 2024.
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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the six months ended June 30, 2025:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.26	$3,354	$0.90	$1,223	$1.38	$60,814
Net realized gain	0.12	404	0.12	287	0.12	5,467
Total	$1.38	$3,758	$1.02	$1,510	$1.50	$66,281

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the six months ended June 30, 2024:

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
During the six months ended June 30, 2025, there were 12,079 shares validly tendered and repurchased. During the six months ended June 30, 2024, there were no shares validly tendered, and accordingly there were no shares repurchased.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	June 30, 2025	December 31, 2024
Unfunded delayed draw commitments	$328,722	$258,448
Unfunded revolving commitments	119,295	110,317
Total unfunded commitments	$448,017	$368,765

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2025, management was not aware of any pending or threatened litigation.
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

Recent Developments

Subscriptions

The Company received $40.0 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective July 1, 2025.

The Company received $29.5 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective August 1, 2025, excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On August 5, 2025, the Company offered to purchase up to 5% of its outstanding Common Shares as of June 30, 2025 at a price equal to the NAV per share as of September 30, 2025. The offer expires on September 3, 2025.

Distribution Declarations

On July 25, 2025, the Company declared a total distribution of $0.23 per Class I share, $0.21 per Class S share and $0.22 per Class D share, all of which is payable on August 29, 2025 to shareholders of record as of July 31, 2025.

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
As of June 30, 2025, 97.8% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	As of June 30, 2025
Change in Interest Rates	Interest Income	Interest Expense (1)	Net Income
Up 300 basis points	$78,949	$(33,499)	$45,450
Up 200 basis points	$52,633	$(22,333)	$30,300
Up 100 basis points	$26,316	$(11,166)	$15,150
Down 100 basis points	$(26,316)	$11,166	$(15,150)
Down 200 basis points	$(52,633)	$22,333	$(30,300)
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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, management is not aware of any pending or threatened material litigation.
Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2024, as well as the risk factors set forth in the section captioned “Risk Factors” of Post-Effective Amendment No. 2 to our registration statement on Form N-2 filed on April 30, 2025, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2025 to the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2024 and the risk factors set forth in the section captioned “Risk Factors” of Post-Effective Amendment No. 2 to our registration statement on Form N-2 filed on April 30, 2025.
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

During the six months ended June 30, 2025, there were 12,079 shares validly tendered and repurchased.

Item 3. Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
During the fiscal quarter ended June 30, 2025, none of the trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.18	First Amendment to Loan and Servicing Agreement dated as of June 4, 2025, by and among TRP OHA SPV Funding II, LLC, as borrower, Canadian Imperial Bank of Commerce, as administrative agent and as a lender, and TRP OHA Servicer II, LLC, as servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2025 (File No. 814-01561))
10.19
Commitment Increase Agreement, dated as of November 25, 2024, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2024 (File No. 814-01561))

10.20
Commitment Increase Agreement, dated as of February 28, 2025, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2025 (File No. 814-01561))

10.21
Amended and Restated Senior Secured Revolving Credit Agreement among T. Rowe Price OHA Select Private Credit Fund, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2025 (File No. 814-01561))

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

T. ROWE PRICE OHA SELECT PRIVATE CREDIT FUND

Date: August 6, 2025	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: August 6, 2025	/s/ Thomas Hansen
Thomas Hansen
Chief Financial Officer