Form 10-Q
period 2025-09-30
T. Rowe Price OHA Select Private Credit Fund
filed 2025-11-05
CIK 1901164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
There were 4,229,788, 5,081,098 and 46,881,697 of Class S, Class D, and Class I shares of the registrant’s common shares, respectively, outstanding as of November 5, 2025. Common shares outstanding exclude November 3, 2025 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of	As of
	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $2,687,435 and $2,051,457 at September 30, 2025 and December 31, 2024, respectively)	$2,675,904	$2,053,427
Cash, cash equivalents and restricted cash	47,045	62,157
Interest receivable	20,608	26,679
Deferred financing costs	10,051	8,557
Deferred offering costs	—	220
Receivable for investments sold	45	9,890
Derivative assets, at fair value (Note 5)	5,779	790
Total assets	$2,759,432	$2,161,720

LIABILITIES
Debt (net of unamortized debt issuance costs of $2,549 and $3,093, at September 30, 2025 and December 31, 2024, respectively)	$1,200,679	$913,053
Payable for investments purchased	18,084	82
Interest and debt fee payable	9,401	21,969
Distribution payable	12,713	14,313
Management fee payable	4,460	3,494
Income incentive fee payable	5,129	4,478
Distribution and/or shareholder servicing fees payable	102	33
Due to counterparty	4,210	—
Accrued expenses and other liabilities	3,530	3,669
Total liabilities	$1,258,308	$961,091

Commitments and contingencies (Note 9)

NET ASSETS
Common shares, $0.01 par value (55,723,978 and 43,472,573 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	$557	$435
Additional paid in capital	1,529,519	1,197,185
Distributable earnings (loss)	(28,952)	3,009
Total net assets	$1,501,124	$1,200,629
Total liabilities and net assets	$2,759,432	$2,161,720

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of	As of
	September 30, 2025	December 31, 2024
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$1,265,626	$1,154,985
Common shares outstanding ($0.01 par value, unlimited shares authorized)	46,981,940	41,819,813
Net asset value per share	$26.94	$27.62
Class S Shares:
Net assets	$108,844	$45,644
Common shares outstanding ($0.01 par value, unlimited shares authorized)	4,040,436	1,652,760
Net asset value per share	$26.94	$27.62
Class D Shares:
Net assets	$126,654	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	4,701,602	—
Net asset value per share	$26.94	$—

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income from non-controlled / non-affiliated investments:
Interest and dividend income	$65,201	$53,285	$183,686	$137,033
Other income	3,119	3,195	9,011	9,672
Total investment income	68,320	56,480	192,697	146,705

Expenses:
Interest and debt fee expense	$20,763	$16,363	$58,689	$41,049
Management fees	4,460	3,254	12,348	8,299
Income incentive fee	5,128	4,306	14,320	11,155
Distribution and shareholder servicing fees
Class S	221	39	526	45
Class D	69	—	99	—
Professional fees	575	888	1,681	1,704
Board of Trustees fees	98	98	293	292
Administrative service expenses	531	359	1,576	1,109
Other general & administrative expenses	1,200	1,223	2,837	3,705
Amortization of deferred offering costs	—	429	220	2,040
Total expenses before fee waivers and expense support	33,045	26,959	92,589	69,398
Expense support	—	(78)	—	(1,306)
Recoupment of expense support	—	—	1,576	—
Management fees waiver	—	—	—	(2,344)
Income incentive fee waiver	—	—	—	(3,363)
Total expenses net of fee waivers and expense support	33,045	26,881	94,165	62,385
Net investment income	35,275	29,599	98,532	84,320

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	1,003	285	(693)	(34)
Foreign currency transactions	(373)	172	1,307	438
Foreign currency forward contracts	(914)	(2,558)	(9,369)	(2,078)
Net realized gain (loss)	(284)	(2,101)	(8,755)	(1,674)

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	1,821	(1,272)	(13,501)	(6,532)
Foreign currency translation	(20)	27	147	27
Foreign currency forward contracts	2,809	30	407	1,072
Net change in unrealized appreciation (depreciation)	4,610	(1,215)	(12,947)	(5,433)
Net realized and unrealized gain (loss)	4,326	(3,316)	(21,702)	(7,107)
Net increase (decrease) in net assets resulting from operations	$39,601	$26,283	$76,830	$77,213

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operations:
Net investment income	$35,275	$29,599	$98,532	$84,320
Net realized gain (loss)	(284)	(2,101)	(8,755)	(1,674)
Net change in unrealized appreciation (depreciation)	4,610	(1,215)	(12,947)	(5,433)
Net increase (decrease) in net assets resulting from operations	39,601	26,283	76,830	77,213
Distributions to common shareholders:
Class I	(32,109)	(31,633)	(98,390)	(84,303)
Class S	(2,424)	(544)	(6,182)	(640)
Class D	(2,709)	—	(4,219)	—
Net decrease in net assets resulting from distributions	(37,242)	(32,177)	(108,791)	(84,943)
Share transactions:
Class I:
Proceeds from shares sold	24,735	64,153	132,318	354,475
Repurchase of shares	(2,871)	—	(3,200)	—
Transfer of shares	204	—	204	—
Distribution reinvestment	4,482	1,687	11,146	3,972
Net increase (decrease) in net assets from share transactions	26,550	65,840	140,468	358,447
Class S:
Proceeds from shares sold	16,948	17,315	61,902	24,234
Repurchase of shares	(145)	—	(145)	—
Transfer of shares	(204)	—	(204)	—
Distribution reinvestment	1,574	171	3,402	176
Net increase (decrease) in net assets from share transactions	18,173	17,486	64,955	24,410
Class D:
Proceeds from shares sold	60,254	—	124,816	—
Repurchase of shares	—	—	—	—
Distribution reinvestment	1,798	—	2,217	—
Net increase (decrease) in net assets from share transactions	62,052	—	127,033	—
Total increase (decrease) in net assets	109,134	77,432	300,495	375,127
Net assets, beginning of period	1,391,990	1,002,126	1,200,629	704,431
Net assets, end of period	$1,501,124	$1,079,558	$1,501,124	$1,079,558

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$76,830	$77,213
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	13,501	6,532
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(407)	(1,072)
Net unrealized (appreciation) depreciation on foreign currency	(147)	(27)
Net realized (gain) loss on investments	693	34
Net realized (gain) loss on foreign currency	(1,307)	(438)
Net realized (gain) loss on foreign currency forward contracts	9,369	2,078
Payment-in-kind interest capitalized	(10,098)	(3,318)
Net accretion of discount and amortization of premium	(8,350)	(7,542)
Amortization of deferred financing costs and debt issuance costs	2,701	1,422
Amortization of deferred offering costs	220	2,040
Purchases of investments	(1,059,411)	(1,072,558)
Proceeds from sale of investments and principal repayments	441,188	287,645
Net proceeds from settlement of foreign currency forward contracts	(9,369)	(2,078)
Changes in operating assets and liabilities:
Interest receivable	6,071	(5,894)
Due to counterparty	4,210	—
Management fee payable	966	3,254
Incentive fee payable	651	4,306
Distribution and/or shareholder servicing fees payable	69	17
Receivable for investments sold	9,845	(24,202)
Payable for investments purchased	18,002	63,449
Interest and debt fee payable	(12,568)	11,201
Accrued expenses and other liabilities	(139)	(2,420)
Net cash provided by (used in) operating activities	(517,480)	(660,358)

Cash flows from financing activities:
Borrowings of debt	464,500	776,454
Repayments of debt	(182,000)	(484,984)
Payments of financing costs	(3,651)	(157)
Payments of offering costs	—	(855)
Proceeds from issuance of common shares	335,801	382,857
Repurchase of shares	(3,345)	—
Distributions paid in cash	(110,391)	(81,791)
Proceeds (payments) from foreign currency settlements	1,307	438
Net cash provided by (used in) financing activities	502,221	591,962
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,259)	(68,396)
Effect of foreign currency exchange rates	147	27
Cash, cash equivalents and restricted cash, beginning of period	62,157	105,456
Cash, cash equivalents and restricted cash, end of period	$47,045	$37,087

Supplemental information and non-cash activities:
Interest paid during the period	$66,580	$26,594
Cash paid for excise taxes during the period	$—	$—
Distributions declared and payable	$12,713	$14,725
Distributions reinvested during the period	$16,765	$4,148
See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC	(4) (5)	S +	4.75%		8.75%	9/30/2030	$5,742	$5,717	$5,742	0.38%
Evergreen IX Borrower 2023 LLC	(4) (5) (7)	S +	4.75%		8.75%	9/30/2030	7,805	7,707	7,805	0.52
Evergreen IX Borrower 2023 LLC	(4) (5) (6)	S +	4.75%		8.75%	10/1/2029	877	(9)	—	—
Farsound Aviation Limited	(4) (5) (9)	S +	5.25%		9.52%	12/3/2031	17,076	16,921	16,905	1.13
Farsound Aviation Limited	(4) (5) (6) (9)	S +	5.25%		9.52%	12/3/2031	3,105	—	(31)	—
Mantech International CP	(4) (5) (7)	S +	5.00%		9.31%	9/14/2029	26,363	25,991	26,363	1.75
Mantech International CP	(4) (5) (6)	S +	5.00%		9.31%	9/14/2029	1,285	(25)	—	—
Mantech International CP	(4) (5) (6)	S +	5.00%		9.31%	9/14/2028	3,238	(37)	—	—
Peraton Corp.	(4)	S +	3.75%		8.01%	2/1/2028	4,973	4,379	4,207	0.28
STS Aviation Group	(4) (5) (6)	S +	5.00%		9.23%	10/8/2031	1,100	—	(5)	—
STS Aviation Group	(4) (5)	S +	5.00%		9.23%	10/8/2031	3,940	3,923	3,921	0.26
STS Aviation Group	(4) (5) (6)	S +	5.00%		9.23%	10/8/2030	440	290	289	0.02
								$64,857	$65,196	4.34
Automobile
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%		10.00%	11/15/2029	3,636	1,232	1,182	0.08
Mammoth Holdings, LLC	(4) (5) (7)	S +	6.00%		10.00%	11/15/2030	28,582	28,355	28,010	1.87
Mammoth Holdings, LLC	(4) (5)	S +	6.00%		10.32%	11/15/2030	7,184	7,128	7,040	0.47
NCWS Intermediate, Inc.	(4) (5) (6)	S +	5.50%	(2.25% PIK)	9.50%	12/31/2029	4,193	464	234	0.02
NCWS Intermediate, Inc.	(4) (5)	S +	5.50%	(2.25% PIK)	9.50%	12/31/2029	60,552	60,083	57,070	3.80
NCWS Intermediate, Inc.	(4) (5) (6)	S +	5.25%	(2.25% PIK)	9.25%	12/31/2029	6,972	1,759	1,412	0.09
Wheels Bidco, Inc.	(4) (5)	S +	5.50%		9.82%	11/3/2031	50,000	49,548	49,875	3.32
								148,569	144,823	9.65
Buildings and Real Estate
Associations, Inc.	(4) (5) (6)	S +	6.50%		11.06%	7/3/2028	775	—	—	—
Associations, Inc.	(4) (5) (6)	S +	6.50%		11.08%	7/3/2028	964	365	365	0.02
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	851	849	851	0.06
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	2,228	2,224	2,228	0.15
Associations, Inc.	(4) (5) (7)	S +	6.50%		11.08%	7/3/2028	12,351	12,346	12,351	0.82
								15,784	15,795	1.05

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Capital Equipment
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.66%	8/29/2031	5,726	—	(14)	—
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.66%	8/29/2031	3,579	(15)	(9)	—
AI Titan Parent Inc.	(4) (5)	S +	4.50%		8.66%	8/29/2031	28,632	28,506	28,560	1.90
Helix Acquisition Holdings, Inc.	(4) (5) (7)	S +	7.00%		11.26%	3/31/2030	12,391	12,207	12,391	0.83
Infinite Bidco LLC	(4)	S +	3.75%		8.32%	3/2/2028	5,966	5,472	5,828	0.39
Infinite Bidco LLC	(4) (8)	S +	6.25%		10.45%	3/2/2028	9,394	9,235	9,253	0.62
IEM New Sub 2, LLC	(4) (5) (6)	S +	4.50%		8.80%	8/8/2030	8,558	(9)	—	—
IEM New Sub 2, LLC	(4) (5)	S +	4.50%		8.80%	8/8/2030	37,748	37,426	37,748	2.51
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%		9.50%	12/19/2029	1,356	941	950	0.06
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%		9.50%	12/19/2030	2,021	1,174	1,189	0.08
Ohio Transmission Corporation	(4) (5) (7)	S +	5.50%		9.50%	12/19/2030	10,128	10,041	10,128	0.67
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.00%		9.89%	2/13/2032	1,542	(13)	(8)	—
Truck-Lite Co., LLC	(4) (5)	S +	5.00%		9.89%	2/13/2032	41,757	41,410	41,549	2.77
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.00%		9.89%	2/13/2031	4,284	(32)	(21)	—
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%		9.89%	2/13/2032	5,304	(13)	(27)	—
Truck-Lite Co., LLC	(4) (5)	S +	5.75%		9.89%	2/13/2032	1,108	1,103	1,103	0.07
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%		9.91%	2/13/2032	10,686	4,181	4,184	0.28
								151,614	152,804	10.18
Cargo Transport
LaserShip, Inc.	(4)	S +	6.25%		10.25%	1/2/2029	5,737	5,439	5,826	0.39
LaserShip, Inc.	(4)	S +	8.00%	(4.00% PIK)	12.00%	1/2/2029	26,905	24,446	19,798	1.32
								29,885	25,624	1.71
Chemicals, Plastics and Rubber
ASP Unifax Holdings, Inc.	(4)	S +	7.75%	(4.75% PIK)	11.75%	9/28/2029	24,023	23,204	22,266	1.48
BCPE HIPH Parent, Inc.	(4) (5) (6)	S +	5.75%		9.91%	10/7/2030	2,313	1,954	1,981	0.13
BCPE HIPH Parent, Inc.	(4) (5) (7)	S +	5.75%		9.91%	10/7/2030	6,193	6,120	6,147	0.41
Meridian Adhesives Group, Inc.	(4) (5) (7)	S +	6.00%		10.00%	9/3/2029	16,995	16,617	16,995	1.13
Meridian Adhesives Group, Inc.	(4) (5)	S +	6.00%		10.00%	9/3/2029	1,626	1,592	1,626	0.11
Peaches Acquisition Corporation	(4) (5)	S +	7.50%	(1.00% PIK)	11.50%	8/1/2028	9,568	9,507	8,707	0.58
Vantage Specialty Chemicals	(4) (5)	S +	6.25%		10.25%	8/29/2029	17,948	17,507	17,499	1.17
Vantage Specialty Chemicals	(4) (5) (6)	S +	6.25%		10.41%	3/1/2029	1,552	98	97	0.01
								76,599	75,318	5.02
Construction & Building
FloWorks International	(4) (5)	S +	4.75%		8.95%	11/26/2031	15,036	14,967	14,960	1.00
FloWorks International	(4) (5) (6)	S +	4.75%		8.95%	11/26/2031	1,889	—	(9)	—
NRO Holdings III Corp.	(4) (5)	S +	5.25%		9.57%	7/15/2031	27,477	27,238	27,340	1.82
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		9.57%	7/15/2031	8,671	766	730	0.05

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		9.40%	7/15/2030	4,379	2,154	2,167	0.14
RFI Buyer, Inc.	(4) (5)	S +	4.50%		8.80%	8/5/2030	8,235	8,195	8,194	0.54
RFI Buyer, Inc.	(4) (5) (6)	S +	4.50%		8.80%	8/5/2030	11,765	—	(59)	—
								53,320	53,323	3.55
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.44%	6/23/2028	4,385	4,342	4,045	0.27
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.44%	6/23/2028	7,780	7,727	7,177	0.48
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	7.00%	(3.25% PIK)	11.44%	6/23/2028	16,829	16,596	15,525	1.03
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	7.00%	(3.25% PIK)	11.44%	6/23/2028	5,592	5,515	5,159	0.34
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		9.04%	3/20/2030	3,144	(6)	(16)	—
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		9.04%	3/20/2030	3,144	(27)	(16)	—
Poly-Wood, LLC	(4) (5)	S +	4.88%		9.04%	3/20/2030	1,492	1,485	1,485	0.10
Poly-Wood, LLC	(4) (5) (7)	S +	4.88%		9.04%	3/20/2030	16,516	16,366	16,434	1.10
								51,998	49,793	3.32
Containers, Packaging and Glass
Ascend Buyer LLC	(4) (5)	S +	5.75%		9.75%	9/29/2028	178	177	177	0.01
Ascend Buyer LLC	(4) (5) (6)	S +	5.75%		9.75%	9/29/2028	358	(2)	(2)	—
PPC Flexible Packaging	(4) (5) (7) (8)	S +	6.00%		10.00%	9/29/2028	3,988	3,937	3,988	0.27
								4,112	4,163	0.28
Ecological
Rock Star Mergersub, LLC	(4) (5)	S +	4.75%		8.75%	12/15/2031	15,454	15,384	15,416	1.02
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		9.07%	12/15/2031	2,102	411	415	0.03
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		9.07%	12/15/2031	4,945	295	284	0.02
								16,090	16,115	1.07

Finance
Arax MidCo, LLC	(4) (5)	S +	5.00%		9.32%	4/11/2029	6,823	6,792	6,789	0.45
Arax MidCo, LLC	(4) (5) (6)	S +	5.00%		9.00%	4/11/2029	11,677	550	491	0.03
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.75%		8.91%	12/29/2028	9,978	2,114	2,153	0.14
Beacon Pointe Advisors, LLC	(4) (5) (7)	S +	4.75%		8.91%	12/29/2028	10,029	9,879	10,029	0.67
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%		8.91%	12/29/2028	3,934	3,875	3,934	0.26
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.75%		8.91%	12/29/2027	1,075	(13)	—	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%		8.91%	12/29/2028	1,122	1,113	1,122	0.08
Shelby Automotive Holdings Corp.	(4) (5) (6)	S +	5.25%		9.41%	6/29/2028	15,013	14,524	14,641	0.98
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	5.25%		9.41%	6/29/2027	1,564	(12)	(4)	—
Spectrum Automotive Holdings, Corp.	(4) (5) (7)	S +	5.25%		9.41%	6/29/2028	40,794	40,379	40,692	2.71
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%		9.41%	6/29/2028	11,374	11,249	11,345	0.76
								90,450	91,192	6.08

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Healthcare, Education and Childcare
123Dentist Inc.	(4) (5) (6) (8) (9)	C +	5.00%		7.55%	8/10/2029	CAD	5,968	3,470	3,554	0.24
123Dentist Inc.	(4) (5) (9)	C +	5.00%		7.55%	8/9/2029	CAD	950	684	683	0.05
123Dentist Inc.	(4) (5) (6) (9)	C +	5.00%		7.55%	8/8/2029	CAD	7,500	77	(15)	—
AmeriVet Partners Management, Inc.	(4) (5) (7)	S +	5.50%		9.62%	2/25/2028		9,233	9,233	9,025	0.60
Antylia Scientific	(4)	S +	4.00%		8.29%	5/27/2032		10,200	9,954	10,098	0.67
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.82%	12/17/2029		9,092	9,037	9,092	0.61
CNSI Holdings, LLC	(4) (5) (6)	S +	5.50%		9.82%	12/17/2029		26,444	—	—	—
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.82%	12/17/2029		12,818	12,694	12,818	0.85
CNSI Holdings, LLC	(4) (5) (6)	S +	5.50%		9.82%	12/17/2029		2,999	(26)	—	—
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.82%	12/17/2029		12,102	11,942	12,102	0.81
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		9.16%	8/7/2031		13,472	(32)	(135)	(0.01)
Coding Solutions Acquisition Inc.	(4) (5)	S +	5.00%		9.16%	8/7/2031		10,302	10,204	10,200	0.68
Coding Solutions Acquisition Inc.	(4) (5)	S +	5.00%		9.16%	8/7/2031		11,484	11,389	11,369	0.76
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		9.16%	8/7/2031		442	(5)	(4)	—
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		9.16%	8/7/2031		992	(8)	(10)	—
Color Intermediate, LLC	(4) (5) (7)	S +	4.75%		8.85%	10/4/2029		5,828	5,687	5,828	0.39
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%		8.91%	5/28/2031		4,186	(20)	(21)	—
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%		8.91%	5/28/2031		3,588	—	(18)	—
Crown Health Care Laundry Services, LLC	(4) (5)	S +	4.75%		8.91%	5/28/2031		22,071	21,965	21,960	1.46
Gateway US Holdings, Inc.	(4) (5) (7)	S +	4.75%		8.75%	9/22/2028		7,979	7,961	7,979	0.53
Gateway US Holdings, Inc.	(4) (5) (6)	S +	4.75%		8.75%	9/22/2028		325	(1)	—	—
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		8.75%	9/22/2028		416	415	416	0.03
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		8.75%	9/22/2028		1,833	1,829	1,833	0.12
Medvet Associates LLC	(4) (5) (7)	S +	4.75%		8.91%	6/25/2031		56,000	55,759	56,000	3.73
Medvet Associates LLC	(4) (5) (6)	S +	4.75%		8.91%	6/25/2031		14,000	—	—	—
Modernizing Medicine Inc.	(4) (5)	S +	4.75%	(2.25% PIK)	8.75%	4/30/2032		12,578	12,518	12,515	0.83
Modernizing Medicine Inc.	(4) (5) (6)	S +	4.75%	(2.25% PIK)	8.75%	4/30/2032		1,166	(5)	(6)	—
Mountain Parent, Inc.	(4) (5)	S +	4.75%		8.75%	6/27/2031		28,034	27,914	27,894	1.86
Mountain Parent, Inc.	(4) (5) (6)	S +	4.75%		8.75%	6/27/2031		3,082	(13)	(15)	—
Mountain Parent, Inc.	(4) (5) (6)	S +	4.75%		8.75%	6/27/2031		5,779	—	(29)	—
Next Holdco, LLC	(4) (5) (7)	S +	5.25%		9.48%	11/12/2030		11,797	11,703	11,738	0.78
Next Holdco, LLC	(4) (5) (6)	S +	5.25%		9.48%	11/12/2030		3,071	(34)	(15)	—
Next Holdco, LLC	(4) (5) (6)	S +	5.25%		9.48%	11/9/2029		1,153	(11)	(6)	—
Next Holdco, LLC	(4) (5)	S +	5.25%		9.48%	11/12/2030		2,977	2,964	2,962	0.20
Packaging Coordinators Midco, Inc.	(4) (5)	S +	4.75%		9.06%	1/22/2032		30,563	30,493	30,334	2.02
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		9.06%	1/22/2032		12,907	—	(97)	(0.01)
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		9.06%	1/22/2032		3,086	(7)	(23)	—

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		9.06%	1/22/2032		3,367	(15)	(25)	—
PetVet Care Centers, LLC	(4) (5)	S +	6.00%		10.16%	11/15/2030		24,540	24,346	22,822	1.52
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		10.16%	11/15/2030		3,258	—	(228)	(0.02)
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		10.16%	11/15/2029		3,258	(20)	(228)	(0.02)
PPV Intermediate Holdings LLC	(4) (5) (6)	S +	5.25%		9.45%	8/31/2029		9,980	3,884	3,898	0.26
PPV Intermediate Holdings LLC	(4) (5) (7)	S +	5.75%		9.95%	8/31/2029		40,538	40,101	40,538	2.70
PPV Intermediate Holdings LLC	(4) (5) (6)	S +	5.75%		9.95%	8/31/2029		2,732	(27)	—	—
PPV Intermediate Holdings LLC	(4) (5)	S +	6.00%		10.20%	8/31/2029		3,195	3,194	3,195	0.21
TecoStar Holdings, Inc.	(4) (5)	S +	8.00%		12.33%	7/6/2029		16,924	16,601	16,924	1.13
Tyber Medical LLC	(4) (5)	E +	5.00%		6.90%	6/12/2031	EUR	246	286	287	0.02
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.88%	6/14/2032		3,683	—	(18)	—
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		9.06%	6/12/2031		1,719	606	605	0.04
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		7.00%	6/12/2031		447	(2)	(2)	—
Tyber Medical LLC	(4) (5)	S +	5.00%		8.88%	6/14/2032		13,014	12,952	12,949	0.86
Tyber Medical LLC	(4) (5)	E +	5.00%		7.11%	6/14/2032	EUR	2,603	3,000	3,043	0.20
									362,636	361,766	24.10
High Tech
Banyan Software Holdings, LLC	(4) (5)	S +	5.25%		9.41%	1/2/2031		15,141	15,073	15,103	1.01
Banyan Software Holdings, LLC	(4) (5) (6)	S +	5.25%		9.41%	1/2/2031		1,630	(7)	(4)	—
Banyan Software Holdings, LLC	(4) (5)	S +	5.25%		9.41%	1/2/2031		8,122	8,086	8,102	0.54
Banyan Software Holdings, LLC	(4) (5) (6)	S +	5.25%		9.41%	1/2/2031		13,687	6,092	6,150	0.41
Bottomline Technologies Inc.	(4) (5) (6)	S +	4.50%		8.50%	5/15/2028		972	(17)	—	—
Bottomline Technologies Inc.	(4) (5) (7)	S +	4.50%		8.50%	5/14/2029		13,404	13,152	13,404	0.89
CentralSquare Technologies, LLC	(4) (5) (6)	S +	6.25%		10.41%	4/12/2030		1,929	(18)	—	—
CentralSquare Technologies, LLC	(4) (5)	S +	6.25%	(3.38% PIK)	10.41%	4/12/2030		17,673	17,506	17,673	1.18
Chase Intermediate, LLC	(4) (5)	S +	4.75%		9.06%	10/30/2028		17,652	17,575	17,564	1.17
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		8.91%	10/30/2028		890	242	243	0.02
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		9.06%	10/30/2028		21,193	1,364	1,350	0.09
Community Brands ParentCo, LLC	(4) (5) (6)	S +	5.25%		9.25%	7/1/2031		2,798	164	176	0.01
Community Brands ParentCo, LLC	(4) (5) (6)	S +	5.25%		9.25%	7/1/2031		1,579	(13)	—	—
Community Brands ParentCo, LLC	(4) (5) (7)	S +	5.25%		9.25%	7/1/2031		16,072	15,940	16,072	1.07
CSAT Solutions Holding LLC	(4) (5) (8)	S +	10.50%	(2.25% PIK)	14.76%	6/30/2028		8,571	8,517	8,571	0.57
CSAT Solutions Holding LLC	(4) (5) (6)	S +	10.50%	(2.25% PIK)	14.76%	6/30/2028		1,159	843	850	0.06
Diligent Corporation	(4) (5) (7)	S +	5.00%		9.20%	8/2/2030		38,948	38,708	38,850	2.59
Diligent Corporation	(4) (5) (6)	S +	5.00%		9.20%	8/2/2030		4,848	(28)	(12)	—
Diligent Corporation	(4) (5) (7)	S +	5.00%		9.20%	8/2/2030		6,677	6,636	6,660	0.44
Diligent Corporation	(4) (5) (6)	S +	5.00%		9.20%	8/2/2030		2,565	267	276	0.02
Drive Centric Holdings, LLC	(4) (5) (6)	S +	4.50%		8.63%	8/15/2031		4,118	(17)	(21)	—

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Drive Centric Holdings, LLC	(4) (5)	S +	4.50%		8.63%	8/15/2031		30,884	30,748	30,729	2.05
Eagan Sub, Inc.	(4) (5)	S +	4.50%		8.63%	9/8/2032		31,790	31,711	31,710	2.11
Eagan Sub, Inc.	(4) (5) (6)	S +	4.50%		8.63%	9/8/2032		7,947	—	(20)	—
Eagan Sub, Inc.	(4) (5) (6)	S +	4.50%		8.63%	9/8/2032		4,239	(11)	(11)	—
Everbridge Holdings, LLC	(4) (5) (7)	S +	5.00%		9.29%	7/2/2031		15,665	15,630	15,665	1.04
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		9.29%	7/2/2031		3,934	1,532	1,539	0.10
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		9.29%	7/2/2031		1,578	(3)	—	—
Finastra USA, Inc.	(4)	S +	4.00%		8.04%	7/30/2032		15,000	14,851	14,954	1.00
Flexera Software, Inc.	(4) (5)	S +	4.75%		8.96%	8/16/2032		21,427	21,401	21,400	1.43
Flexera Software, Inc.	(4) (5)	E +	4.75%		6.63%	8/16/2032	EUR	6,467	7,564	7,589	0.50
Flexera Software, Inc.	(4) (5) (6)	S +	4.75%		8.96%	8/16/2032		1,644	(2)	(2)	—
Granicus, Inc.	(4) (5) (6)	P +	4.25%		11.50%	1/17/2031		702	(3)	—	—
Granicus, Inc.	(4) (5)	S +	5.75%	(2.25% PIK)	10.06%	1/17/2031		5,067	5,048	5,067	0.34
Granicus, Inc.	(4) (5)	S +	5.25%	(2.25% PIK)	9.56%	1/17/2031		12,439	12,439	12,439	0.83
Granicus, Inc.	(4) (5) (6)	S +	5.25%	(2.25% PIK)	9.56%	1/17/2031		4,469	—	—	—
Greenway Health, LLC	(4) (5) (7)	S +	6.75%		10.75%	4/1/2029		12,056	11,882	12,056	0.80
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%		9.76%	12/29/2028		1,559	1,530	1,540	0.10
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%		9.76%	12/29/2028		158	155	156	0.01
Ministry Brands Purchaser, LLC	(4) (5) (6)	S +	5.50%		9.76%	12/30/2027		155	(2)	(2)	—
MRI Software LLC	(4) (5) (6)	S +	4.75%		8.75%	2/10/2028		2,669	254	247	0.02
MRI Software LLC	(4) (5)	S +	4.75%		8.75%	2/10/2028		2,927	2,927	2,905	0.19
MRI Software LLC	(4) (5) (7)	S +	4.75%		8.75%	2/10/2028		10,573	10,528	10,493	0.70
MRI Software LLC	(4) (5) (7)	S +	4.75%		8.75%	2/10/2028		34,032	33,947	33,777	2.25
PDI TA Holdings, Inc.	(4) (5) (7)	S +	5.50%		9.81%	2/3/2031		5,930	5,898	5,930	0.39
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.50%		9.81%	2/3/2031		317	124	127	0.01
Polaris Newco LLC	(4)	S +	3.75%		8.57%	6/2/2028		5,807	5,480	5,609	0.37
Revalize, Inc.	(4) (5) (6)	S +	5.75%	(1.75% PIK)	9.90%	4/16/2029		306	195	183	0.01
Revalize, Inc.	(4) (5) (7)	S +	4.75%	(1.75% PIK)	8.89%	4/16/2029		2,018	1,991	1,912	0.13
Revalize, Inc.	(4) (5) (7)	S +	4.75%	(1.75% PIK)	8.90%	4/16/2029		448	440	424	0.03
SolarWinds Holdings, Inc.	(4) (8)	S +	4.00%		8.03%	4/16/2032		10,000	9,808	9,837	0.65
									376,127	377,260	25.13
Insurance
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%		9.20%	8/25/2028		73	(1)	—	—
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%		9.20%	8/25/2028		20	—	—	—
Integrity Marketing Acquisition, LLC	(4) (5)	S +	5.00%		9.20%	8/25/2028		11,753	11,699	11,753	0.78
Shelf Bidco Ltd.	(4) (5) (9)	S +	5.00%		9.32%	8/21/2031		58,422	58,159	58,422	3.89
THG Acquisition, LLC	(4) (5)	S +	4.75%		8.91%	10/31/2031		14,913	14,850	14,839	0.99
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		8.91%	10/31/2031		3,340	540	525	0.04

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		8.91%	10/31/2031		1,671	117	116	0.01
Trucordia Insurance Holdings LLC	(4)	S +	3.25%		7.41%	6/17/2032		6,600	6,584	6,625	0.44
									91,948	92,280	6.15
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V.	(4) (5) (9)	E +	4.75%		6.78%	5/29/2031	EUR	54,814	59,829	64,084	4.27
Circana Group, L.P.	(4) (5) (6)	S +	4.50%		8.66%	12/1/2028		6,055	(32)	(15)	—
Circana Group, L.P.	(4) (5) (7)	S +	4.50%		8.66%	12/1/2029		43,810	43,442	43,700	2.91
Iconic Purchaser Corporation	(4) (5) (7)	S +	6.50%	(6.50% PIK)	10.50%	11/16/2028		4,193	3,984	4,078	0.27
Iconic Purchaser Corporation	(4) (5) (7)	S +	6.50%	(6.50% PIK)	10.50%	11/16/2028		4,193	4,098	3,942	0.26
Iconic Purchaser Corporation	(4) (5) (6)	S +	6.50%	(6.50% PIK)	10.50%	11/16/2028		292	(7)	(11)	—
									111,314	115,778	7.71
Printing and Publishing
Recorded Books Inc.	(4) (5)	S +	5.75%		10.06%	8/1/2031		5,867	5,817	5,867	0.39
Recorded Books Inc.	(4) (5) (6)	S +	5.75%		10.06%	9/2/2030		1,765	(17)	—	—
Recorded Books Inc.	(4) (5) (6)	S +	5.75%		10.06%	9/2/2030		735	(7)	—	—
Recorded Books Inc.	(4) (5) (6)	S +	5.75%		9.96%	8/31/2028		3,763	2,240	2,275	0.15
Recorded Books Inc.	(4) (5) (7)	S +	5.75%		9.95%	12/15/2028		18,906	18,670	18,906	1.26
									26,703	27,048	1.80
Retail Stores
D&D Buyer LLC	(4) (5)	S +	6.50%		10.60%	10/4/2028		18,480	18,296	18,480	1.23
D&D Buyer LLC	(4) (5)	S +	6.50%		10.91%	10/4/2028		4,521	4,485	4,521	0.30
D&D Buyer LLC	(4) (5) (6)	S +	6.50%		10.60%	10/4/2028		1,382	579	592	0.04
D&D Buyer LLC	(4) (5)	S +	6.50%		10.75%	10/4/2028		6,734	6,636	6,734	0.45
Follett Corporation	(4) (5)	S +	7.00%		11.26%	2/1/2028		1,579	1,535	1,563	0.10
Follett Corporation	(4) (5)	S +	7.00%		11.26%	2/1/2028		10,351	10,330	9,937	0.66
New Look Vision Group, Inc.	(4) (5) (7) (8) (9)	C +	5.50%		7.96%	5/26/2028	CAD	8,183	5,883	5,881	0.39
New Look Vision Group, Inc.	(4) (5) (6) (9)	C +	5.50%		7.95%	5/26/2028	CAD	1,125	229	202	0.01
New Look Vision Group, Inc.	(4) (5) (8) (9)	C +	5.50%		7.96%	5/26/2028	CAD	545	396	392	0.03
New Look Vision Group, Inc.	(4) (5) (7) (9)	S +	5.50%		9.50%	5/26/2028		348	335	348	0.02
New Look Vision Group, Inc.	(4) (5) (7) (8) (9)	C +	5.50%		7.96%	5/26/2028	CAD	1,046	752	752	0.05
New Look Vision Group, Inc.	(4) (5) (9)	S +	5.50%		9.50%	5/26/2028		40	38	40	—
TC Signature Holdings, LLC	(4) (5)	S +	6.50%	(6.50% PIK)	10.96%	5/4/2028		843	827	843	0.06
TC Signature Holdings, LLC	(4) (5)			(17.50% PIK)	17.50%	5/4/2028		2,781	2,735	2,781	0.19
TC Signature Holdings, LLC	(4) (5) (6)	S +	6.50%		10.76%	5/4/2028		1,551	506	517	0.04
TC Signature Holdings, LLC	(4) (5)			(13.96% PIK)	13.96%	5/4/2028		15,045	14,964	9,027	0.60
									68,526	62,610	4.17

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Services: Business
ARAMSCO, Inc.	(4)	S +	4.75%		8.75%	10/10/2030	1,898	1,760	1,391	0.09
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.50%		8.66%	6/3/2031	8,781	(2)	(44)	—
Baker Tilly Advisory Group, LP	(4) (5)	S +	4.50%		8.66%	6/3/2031	25,490	25,376	25,363	1.69
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.50%		8.66%	6/3/2030	6,786	(36)	—	—
Baker Tilly Advisory Group, LP	(4) (5) (7)	S +	4.75%		8.91%	6/3/2031	18,505	18,385	18,505	1.23
Brand Industrial Services, Inc.					10.38%	8/1/2030	14,002	13,211	13,957	0.93
Cheval Blanc Holdings Company	(4) (5) (9)			(14.50% PIK)	14.50%	10/30/2030	10,149	9,865	9,844	0.65
Deerfield Dakota Holding LLC	(4) (5)	S +	5.75%	(2.75% PIK)	9.81%	9/13/2032	39,314	39,119	39,118	2.61
Deerfield Dakota Holding LLC	(4) (5) (6)	S +	5.75%	(2.75% PIK)	9.81%	9/13/2032	3,686	(18)	(18)	—
Dun & Bradstreet Corp.	(4) (5) (6)	S +	5.50%		9.67%	8/26/2032	4,055	11	—	—
Dun & Bradstreet Corp.	(4) (5)	S +	5.50%		9.67%	8/26/2032	40,545	40,655	40,545	2.70
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.50%		8.68%	9/8/2031	3,854	(16)	(19)	—
Eclipse Buyer Inc.	(4) (5)	S +	4.50%		8.68%	9/8/2031	22,738	22,537	22,625	1.51
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.50%		8.68%	9/6/2031	1,955	(17)	(10)	—
FR Vision Holdings, Inc.	(4) (5) (8)	S +	5.00%		9.00%	1/20/2031	1,564	1,556	1,556	0.10
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		9.00%	1/20/2031	3,544	—	(18)	—
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		9.33%	1/21/2030	1,431	(10)	(7)	—
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%		9.33%	1/20/2031	5,690	5,645	5,662	0.38
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%		9.33%	1/20/2031	17,479	17,336	17,391	1.16
GC Waves Holdings, Inc.	(4) (5) (7)	S +	4.75%		9.01%	10/4/2030	14,384	14,210	14,312	0.95
GC Waves Holdings, Inc.	(4) (5) (6)	S +	4.75%		9.01%	10/4/2030	676	—	(3)	—
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		10.75%	4/19/2029	1,322	11	28	—
GI Apple Midco LLC	(4) (5) (7)	S +	6.75%		10.91%	4/19/2030	14,596	14,440	14,596	0.97
GI Apple Midco LLC	(4) (5)	S +	6.75%		10.91%	4/19/2030	204	201	204	0.01
IG Investment Holdings, LLC	(4) (5) (7)	S +	5.00%		9.31%	9/22/2028	29,082	28,991	29,082	1.94
IG Investment Holdings, LLC	(4) (5) (6)	S +	5.00%		9.31%	9/22/2028	698	(4)	—	—
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.32%	9/2/2031	3,668	100	89	0.01
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.29%	9/2/2031	1,467	(12)	(7)	—
Jensen Hughes Inc.	(4) (5)	S +	5.00%		9.29%	9/2/2031	13,009	12,894	12,944	0.86
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.29%	9/2/2031	856	—	(4)	—
JS Held, LLC	(4) (5) (6)	S +	5.50%		9.65%	12/1/2026	452	—	—	—
JS Held, LLC	(4) (5)	S +	5.50%		9.65%	6/1/2028	12,502	12,502	12,502	0.83
Pave America LLC	(4) (5) (6)	S +	4.75%		8.75%	8/27/2032	5,625	2,672	2,672	0.18
Pave America LLC	(4) (5)	S +	5.25%	(2.88% PIK)	9.25%	8/27/2032	21,617	21,510	21,509	1.43
Pave America LLC	(4) (5) (6)	S +	5.25%	(2.88% PIK)	9.25%	8/27/2032	7,500	—	(37)	—
PT Intermediate Holdings III, LLC	(4) (5) (7)	S +	5.00%	(1.75% PIK)	9.00%	4/9/2030	35,394	35,372	35,394	2.36
PT Intermediate Holdings III, LLC	(4) (5) (6)	S +	4.75%		8.75%	4/9/2030	710	(1)	—	—

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%	9.54%	4/1/2030		1,193	292	292	0.02
Rimkus Consulting Group Inc.	(4) (5)	S +	5.25%	9.54%	4/1/2031		8,838	8,775	8,794	0.59
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%	9.54%	4/1/2031		2,234	471	462	0.03
Speed Midco 3 S.a r.l.	(4) (5) (7) (9)	E +	4.95%	6.87%	5/16/2029	EUR	15,595	16,568	18,324	1.22
Speed Midco 3 S.a r.l.	(4) (5) (7) (9)	S +	4.95%	9.11%	5/16/2029		36,747	36,587	36,747	2.45
Speed Midco 3 S.a r.l.	(4) (5) (7) (9)	SN +	4.95%	8.92%	5/16/2029	GBP	2,498	3,146	3,363	0.22
STV Group, Inc.	(4) (5) (6)	S +	4.75%	8.92%	3/20/2031		3,256	(4)	—	—
STV Group, Inc.	(4) (5)	S +	4.75%	8.92%	3/20/2031		11,224	11,117	11,224	0.75
STV Group, Inc.	(4) (5) (6)	S +	4.75%	8.92%	3/20/2030		2,279	(18)	—	—
USIC Holdings Inc.	(4) (5)	S +	5.50%	9.70%	9/10/2031		41,834	41,648	41,625	2.77
USIC Holdings Inc.	(4) (5) (6)	S +	5.25%	9.45%	9/10/2031		5,365	1,847	1,843	0.12
USIC Holdings Inc.	(4) (5) (6) (8)	S +	5.50%	9.70%	9/10/2031		2,543	1,128	1,115	0.07
Vision Solutions, Inc.	(4)	S +	4.00%	8.57%	4/24/2028		10,545	9,978	10,218	0.68
Ya Intermediate Holdings II, LLC	(4) (5) (6)	S +	4.75%	8.99%	10/1/2031		6,106	619	584	0.04
Ya Intermediate Holdings II, LLC	(4) (5) (6)	S +	4.75%	8.59%	10/1/2031		2,933	244	240	0.02
Ya Intermediate Holdings II, LLC	(4) (5)	S +	4.75%	8.94%	10/1/2031		14,557	14,427	14,411	0.96
								485,068	488,364	32.53
Services: Consumer
Bradyifs Holdings, LLC	(4) (5) (7)	S +	5.00%	9.31%	10/31/2029		30,985	30,752	30,985	2.06
Bradyifs Holdings, LLC	(4) (5) (6)	S +	5.00%	9.31%	10/31/2029		917	295	301	0.02
Crash Champions, LLC	(4) (8)	S +	4.75%	8.95%	2/23/2029		4,785	4,308	4,495	0.30
Denali Midco 2 LLC	(4) (5)	S +	5.25%	9.41%	12/22/2028		421	419	421	0.03
Denali Midco 2 LLC	(4) (5)	S +	5.25%	9.41%	12/22/2028		1,435	1,429	1,435	0.10
Denali Midco 2 LLC	(4) (5)	S +	5.25%	9.41%	12/22/2028		1,697	1,690	1,697	0.11
Denali Midco 2 LLC	(4) (5)	S +	5.25%	9.41%	12/22/2028		6,301	6,274	6,301	0.42
Denali Midco 2 LLC	(4) (5)	S +	5.25%	9.41%	12/22/2028		1,962	1,953	1,962	0.13
Denali Midco 2 LLC	(4) (5)	S +	5.25%	9.41%	12/22/2028		842	839	842	0.06
Denali Midco 2 LLC	(4) (5) (6)	S +	5.25%	9.41%	12/22/2028		6,367	(49)	—	—
Denali Midco 2 LLC	(4) (5)	S +	5.25%	9.41%	12/22/2028		3,456	3,429	3,456	0.23
The Kleinfelder Group, Inc.	(4) (5) (7)	S +	5.00%	9.31%	11/28/2025		14,559	14,547	14,559	0.97
The Kleinfelder Group, Inc.	(4) (5) (6)	P +	4.00%	11.25%	9/18/2028		1,938	318	329	0.02
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%	9.31%	9/18/2030		2,903	1,546	1,546	0.10
Nuevoco2, LLC	(4) (5)	S +	6.00%	10.46%	6/1/2029		98	98	98	0.01
Nuevoco2, LLC	(4) (5) (7)	S +	6.00%	10.46%	6/1/2029		14,714	14,604	14,604	0.97
Nuevoco2, LLC	(4) (5)	S +	6.00%	10.46%	6/1/2029		7,395	7,341	7,339	0.49
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.75%	10.04%	4/22/2030		1,626	306	314	0.02
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%	10.38%	4/22/2030		1,082	1,077	1,082	0.07
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.88%	10.14%	4/22/2030		223	94	95	0.01

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%	10.43%	4/22/2030		66	66	66	—
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%	10.18%	4/22/2030		898	898	898	0.06
W.A. Kendall and Company, LLC	(4) (5)	S +	5.88%	10.47%	4/22/2030		931	931	931	0.06
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%	10.34%	4/22/2030		1,362	1,362	1,362	0.09
Wrench Group LLC	(4) (5)	S +	4.75%	8.75%	9/3/2032		47,143	46,909	46,907	3.13
Wrench Group LLC	(4) (5) (6)	S +	4.75%	8.75%	9/3/2032		6,429	—	(32)	—
Wrench Group LLC	(4) (5) (6)	S +	4.75%	8.75%	9/3/2031		6,429	(32)	(32)	—
								141,404	141,961	9.46
Telecommunications
CCI Buyer, Inc.	(4) (5) (6)	S +	5.00%	9.00%	5/13/2032		2,036	(10)	(10)	—
CCI Buyer, Inc.	(4) (5)	S +	5.00%	9.00%	5/13/2032		34,864	34,697	34,690	2.31
Omni Fiber, LLC	(4) (5)	S +	5.25%	9.55%	7/3/2029		2,208	2,188	2,186	0.14
Omni Fiber, LLC	(4) (5)	S +	5.25%	9.58%	7/3/2029		4,417	4,412	4,373	0.29
Omni Fiber, LLC	(4) (5) (6)	S +	5.25%	9.58%	7/3/2029		30,475	6,039	5,790	0.39
								47,326	47,029	3.13

Total First Lien Debt								$2,414,330	$2,408,242	160.43%

Second Lien Debt
Aerospace and Defense
Peraton Corp.	(4) (7)	S +	8.00%	12.30%	2/1/2029		6,533	6,511	3,979	0.26
Peraton Corp.	(4) (7)	S +	7.75%	12.05%	2/1/2029		17,360	17,149	10,465	0.70
								23,660	14,444	0.96
Banking
Orion Advisor Solutions, Inc.	(4) (5)	S +	7.50%	11.81%	9/24/2028		4,045	3,958	4,024	0.27
Orion Advisor Solutions, Inc.	(4) (8)	S +	7.50%	11.81%	5/20/2033		4,500	4,457	4,538	0.30
								8,415	8,562	0.57
Capital Equipment
Infinite Bidco LLC	(4) (7)	S +	7.00%	11.57%	3/2/2029		5,820	5,197	5,238	0.35
								5,197	5,238	0.35
Containers, Packaging and Glass
Berlin Packaging LLC	(4) (5)	E +	6.50%	8.50%	6/7/2032	EUR	14,057	15,351	16,475	1.10
Berlin Packaging LLC	(4) (5)	S +	6.00%	10.26%	6/7/2032		1,097	1,094	1,094	0.07
Berlin Packaging LLC	(4) (5)	E +	6.50%	8.50%	6/7/2032	EUR	2,386	2,606	2,797	0.19
								19,051	20,366	1.36
High Tech
Escape Velocity Holdings, Inc.	(4) (5) (7)	S +	7.50%	12.06%	10/8/2029		934	897	934	0.06
Gainwell Acquisition Corp.	(4) (5) (7)	S +	8.00%	12.39%	10/2/2028		1,260	1,236	1,222	0.08

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Maverick Bidco Inc.	(4) (5) (7)	S +	6.75%		11.21%	5/18/2029		460	442	453	0.03
Finastra USA, Inc.	(4)	S +	7.00%		11.04%	9/15/2033		27,600	27,187	27,538	1.84
Polaris Newco LLC	(4) (5) (7)	S +	9.00%		13.30%	6/4/2029		59,935	58,298	57,538	3.83
									88,060	87,685	5.84
Services: Business
DG Investment Intermediate Holdings 2 Inc.	(4)	S +	5.50%		9.66%	7/31/2033		10,200	10,150	10,174	0.68
Vision Solutions, Inc.	(4)	S +	7.25%		11.82%	4/23/2029		11,400	10,658	10,961	0.73
									20,808	21,135	1.41
Services: Consumer
All My Sons Moving and Storage of Kansas LLC	(4) (5) (7)	S +	7.75%		12.03%	10/25/2029		1,740	1,696	1,731	0.11
BCPE Empire Holdings, Inc.	(4)	S +	5.25%		9.47%	12/31/2031		38,700	38,334	38,313	2.55
Crash Champions, LLC					8.75%	2/15/2029		18,150	16,318	17,529	1.17
									56,348	57,573	3.83
Telecommunications
Vertical Bridge, LLC	(4)				8.87%	5/15/2054		2,900	2,900	3,000	0.20
									2,900	3,000	0.20

Total Second Lien Debt									$224,439	$218,003	14.52%

Preferred Equity
Finance
Kymora Ltd.	(5) (9)						EUR	16	9,321	9,898	0.66
									9,321	9,898	0.66
Healthcare, Education and Childcare
National Resilience LLC	(4) (5)				8.00%	7/23/2035		5,556	5,556	5,556	0.37
									5,556	5,556	0.37
High Tech
Aptean, Inc.	(5)			(13.50% PIK)	13.50%			20,049	19,870	20,049	1.34
									19,870	20,049	1.34
Media: Diversified & Production
Iconic Purchaser Corporation	(5) (7)			(5.00% PIK)	5.00%			1	526	540	0.04
									526	540	0.04
Services: Business
Eclipse Buyer Inc.	(4) (5)			(12.50% PIK)	12.50%			6,871	6,749	6,802	0.45
									6,749	6,802	0.45

Total Preferred Equity									$42,022	$42,845	2.86%

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Common Stocks
Aerospace and Defense
Oakswift Holdings Ltd.	(5) (9)				4,179	4,180	4,180	0.28
Oakswift Holdings Ltd.	(5) (9)				2,582	—	—	—
						4,180	4,180	0.28

High Tech
CSAT Solutions Holding LLC	(5)				338	238	242	0.02
						238	242	0.02

Media: Diversified & Production
Iconic Purchaser Corporation	(5) (7)				2	555	555	0.04
						555	555	0.04
Services: Business
Cheval Blanc Holdings Company	(5) (9)				1,671	1,671	1,837	0.12
						1,671	1,837	0.12

Total Common Stocks						$6,644	$6,814	0.46%

Total Investments—non-controlled/non-affiliated						$2,687,435	$2,675,904	178.27%
Total Portfolio Investments						$2,687,435	$2,675,904	178.27%
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

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
123Dentist Inc.	2025 CAD Fixed Delayed Draw Term Loan	08/08/2029	$5,379	$(1,532)
123Dentist Inc.	2024 CAD Incremental Delayed Draw Term Loan	08/10/2029	878	(226)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AI Titan Parent Inc.	Delayed Draw Term Loan	08/29/2031	5,726	(14)
AI Titan Parent Inc.	Revolver	08/29/2031	3,579	(9)
Arax MidCo, LLC	2025 Delayed Draw Term Loan	04/11/2029	11,127	(56)
Ascend Buyer LLC	2025 4th Amendment Revolver	09/29/2028	358	(2)
Associations, Inc.	2024 2nd Amendment Revolver	07/03/2028	775	—
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	07/03/2028	599	—
Baker Tilly Advisory Group, LP	2025 Delayed Draw Term Loan	06/03/2031	8,781	(44)
Baker Tilly Advisory Group, LP	Revolver	06/03/2030	6,786	—
Banyan Software Holdings, LLC	2025 Incremental Delayed Draw Term Loan	01/02/2031	7,503	(19)
Banyan Software Holdings, LLC	2024 Revolver	01/02/2031	1,630	(4)
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/07/2030	315	(2)
Beacon Pointe Advisors, LLC	2024 Delayed Draw Term Loan	12/29/2028	7,825	—
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	1,075	—
Bottomline Technologies Inc.	Revolver	05/15/2028	972	—
Bradyifs Holdings, LLC	2024 Delayed Draw Term Loan	10/31/2029	616	—
CCI Buyer, Inc.	2025 Revolver	05/13/2032	2,036	(10)
CentralSquare Technologies, LLC	2024 Revolver	04/12/2030	1,929	—
Chase Intermediate, LLC	2025 Delayed Draw Term Loan	10/30/2028	19,736	(99)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	643	(3)
Circana Group, L.P.	2025 Revolver	12/01/2028	6,055	(15)
CNSI Holdings, LLC	2024 Delayed Draw Term Loan	12/17/2029	26,444	—
CNSI Holdings, LLC	Revolver	12/17/2029	2,999	—
Coding Solutions Acquisition Inc.	2025 Incremental Delayed Draw Term Loan	08/07/2031	13,472	(135)
Coding Solutions Acquisition Inc.	2024 Revolver	08/07/2031	992	(10)
Coding Solutions Acquisition Inc.	2024 Delayed Draw Term Loan	08/07/2031	442	(4)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	07/01/2031	2,622	—
Community Brands ParentCo, LLC	Revolver	07/01/2031	1,579	—
Crown Health Care Laundry Services, LLC	2025 Revolver	05/28/2031	4,186	(21)
Crown Health Care Laundry Services, LLC	2025 Delayed Draw Term Loan	05/28/2031	3,588	(18)
CSAT Solutions Holding LLC	Revolver	06/30/2028	309	—
D&D Buyer LLC	Revolver	10/04/2028	789	—
Deerfield Dakota Holding LLC	2025 Revolver	09/13/2032	3,686	(18)
Denali Midco 2 LLC	2023 Incremental Delayed Draw Term Loan 5	12/22/2028	6,367	—
Diligent Corporation	2024 Delayed Draw Term Loan	08/02/2030	4,848	(12)
Diligent Corporation	2024 Revolver	08/02/2030	2,283	(6)
Drive Centric Holdings, LLC	Revolver	08/15/2031	4,118	(21)
Dun & Bradstreet Corp.	2025 Revolver	08/26/2032	4,055	—
Eagan Sub, Inc.	Delayed Draw Term Loan	09/08/2032	7,947	(20)
Eagan Sub, Inc.	Revolver	09/08/2032	4,239	(11)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Eclipse Buyer Inc.	2024 Delayed Draw Term Loan	09/08/2031	3,854	(19)
Eclipse Buyer Inc.	2024 Revolver	09/06/2031	1,955	(10)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2031	2,395	—
Everbridge Holdings, LLC	Revolver	07/02/2031	1,578	—
Evergreen IX Borrower 2023 LLC	Revolver	10/01/2029	877	—
Farsound Aviation Limited	2024 Delayed Draw Term Loan	12/03/2031	3,105	(31)
Flexera Software, Inc.	2025 Revolver	08/16/2032	1,644	(2)
FloWorks International	2024 Delayed Draw Term Loan	11/26/2031	1,889	(9)
FR Vision Holdings, Inc.	Delayed Draw Term Loan	01/20/2031	3,544	(18)
FR Vision Holdings, Inc.	Revolver	01/21/2030	1,431	(7)
Gateway US Holdings, Inc.	Revolver	09/22/2028	325	—
GC Waves Holdings, Inc.	Revolver	08/13/2026	676	(3)
GI Apple Midco LLC	Revolver	04/19/2029	1,294	—
Granicus, Inc.	2024 7th Amendment Delayed Draw Term Loan	01/17/2031	4,469	—
Granicus, Inc.	2024 Revolver	01/17/2031	702	—
Iconic Purchaser Corporation	Revolver	11/16/2028	292	(11)
IEM New Sub 2, LLC	Delayed Draw Term Loan	08/08/2030	8,558	—
IG Investment Holdings, LLC	2024 Refinancing Revolver	09/22/2028	698	—
Integrity Marketing Acquisition, LLC	2024 15th Amendment Delayed Draw Term Loan	08/25/2028	73	—
Integrity Marketing Acquisition, LLC	2024 15th Amendment Incremental Revolver	08/25/2028	20	—
Jensen Hughes Inc.	2024 Delayed Draw Term Loan	09/02/2031	3,560	(18)
Jensen Hughes Inc.	2024 Revolver	09/02/2031	1,467	(7)
Jensen Hughes Inc.	2024 1st Lien Delayed Draw Term Loan	09/02/2031	856	(4)
JS Held, LLC	2019 Revolver	12/01/2026	452	—
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	2,382	(48)
Mantech International CP	2024 Revolver Tranche A	09/14/2028	3,238	—
Mantech International CP	2024 Delayed Draw Term Loan	09/14/2029	1,285	—
Medvet Associates LLC	Delayed Draw Term Loan	06/25/2031	14,000	—
Ministry Brands Purchaser, LLC	Revolver	12/30/2027	155	(2)
Modernizing Medicine Inc.	Revolver	04/30/2032	1,166	(6)
Mountain Parent, Inc.	2024 Delayed Draw Term Loan	06/27/2031	5,779	(29)
Mountain Parent, Inc.	2024 Revolver	06/27/2031	3,082	(15)
MRI Software LLC	2020 Revolver	02/10/2028	2,402	(18)
NCWS Intermediate, Inc.	2024 Revolver	12/31/2029	5,159	(297)
NCWS Intermediate, Inc.	2024 Delayed Draw Term Loan	12/31/2029	3,718	(214)
New Look Vision Group, Inc.	CAD Revolver	05/26/2026	607	(171)
Next Holdco, LLC	Delayed Draw Term Loan	11/12/2030	3,071	(15)
Next Holdco, LLC	Revolver	11/09/2029	1,153	(6)
NRO Holdings III Corp.	Delayed Draw Term Loan	07/15/2031	7,898	(39)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
NRO Holdings III Corp.	Revolver	07/15/2030	2,189	(11)
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	831	—
Ohio Transmission Corporation	2023 Revolver	12/19/2029	407	—
Omni Fiber, LLC	2025 Incremental Delayed Draw Term Loan	07/03/2029	24,380	(244)
Packaging Coordinators Midco, Inc.	2025 Delayed Draw Term Loan	01/22/2032	12,907	(97)
Packaging Coordinators Midco, Inc.	2025 Multicurrency Delayed Draw Term Loan	01/22/2032	3,367	(25)
Packaging Coordinators Midco, Inc.	2025 Revolver	01/22/2032	3,086	(23)
Pave America LLC	2025 Delayed Draw Term Loan	08/27/2032	7,500	(37)
Pave America LLC	2025 Revolver	08/27/2032	2,925	(15)
PDI TA Holdings, Inc.	2024 Revolver	02/03/2031	190	—
PetVet Care Centers, LLC	2023 Delayed Draw Term Loan	11/15/2030	3,258	(228)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	3,258	(228)
Poly-Wood, LLC	Delayed Draw Term Loan	03/20/2030	3,144	(16)
Poly-Wood, LLC	Revolver	03/20/2030	3,144	(16)
PPV Intermediate Holdings LLC	2024 Delayed Draw Term Loan	08/31/2029	6,057	(15)
PPV Intermediate Holdings LLC	Revolver	08/31/2029	2,732	—
PT Intermediate Holdings III, LLC	2024 Delayed Draw Term Loan	04/09/2030	710	—
Recorded Books Inc.	2025 Delayed Draw Term Loan B	09/02/2030	1,765	—
Recorded Books Inc.	2023 Revolver	08/31/2028	1,488	—
Recorded Books Inc.	2025 Delayed Draw Term Loan A	09/02/2030	735	—
Revalize, Inc.	Revolver	04/16/2029	107	(6)
RFI Buyer, Inc	2025 4th Amendment Delayed Draw Term Loan	08/05/2030	11,765	(59)
Rimkus Consulting Group Inc.	Delayed Draw Term Loan	04/01/2031	1,760	(9)
Rimkus Consulting Group Inc.	Revolver	04/01/2030	895	(4)
Rock Star Mergersub, LLC	Delayed Draw Term Loan	12/15/2031	4,649	(12)
Rock Star Mergersub, LLC	Revolver	12/15/2031	1,681	(4)
Shelby Automotive Holdings Corp.	2024 Tranche 3 Delayed Draw Term Loan	06/29/2028	335	(1)
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	1,564	(4)
STS Aviation Group	Delayed Draw Term Loan	10/08/2031	1,100	(6)
STS Aviation Group	Revolver	10/08/2030	149	(1)
STV Group, Inc.	2024 Delayed Draw Term Loan	03/20/2031	3,256	—
STV Group, Inc.	2024 Revolver	03/20/2030	2,279	—
TC Signature Holdings, LLC	2025 9th Amendment Delayed Draw Term Loan	05/04/2028	1,034	—
The Kleinfelder Group, Inc.	Revolver	09/18/2028	1,608	—
The Kleinfelder Group, Inc.	2023 Delayed Draw Term Loan	09/18/2030	1,356	—
THG Acquisition, LLC	2024 Delayed Draw Term Loan	10/31/2031	2,798	(14)
THG Acquisition, LLC	2024 Revolver	10/31/2031	1,547	(8)
Truck-Lite Co., LLC	2025 Tranche B Delayed Draw Term Loan	02/13/2032	6,449	(32)
Truck-Lite Co., LLC	2025 Tranche C Delayed Draw Term Loan	02/13/2032	5,304	(27)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Truck-Lite Co., LLC	2025 Replacement Revolver	02/13/2031	4,284	(21)
Truck-Lite Co., LLC	2025 Tranche A Delayed Draw Term Loan	02/13/2032	1,542	(8)
Tyber Medical LLC	Delayed Draw Term Loan	06/14/2032	3,683	(18)
Tyber Medical LLC	USD Revolver	06/12/2031	1,105	(6)
Tyber Medical LLC	Multicurrency Revolver	06/12/2031	447	(2)
USIC Holdings Inc.	2024 Revolver	09/10/2031	3,495	(17)
USIC Holdings Inc.	2024 Specified Delayed Draw Term Loan	09/10/2031	1,415	(7)
Vantage Specialty Chemicals	2025 Revolver	03/01/2029	1,416	(35)
W.A. Kendall and Company, LLC	2025 7th Amendment Delayed Draw Term Loan	04/22/2030	1,312	—
W.A. Kendall and Company, LLC	Revolver	04/22/2030	128	—
Wrench Group LLC	2025 Delayed Draw Term Loan	09/03/2032	6,429	(32)
Wrench Group LLC	2025 Revolver	09/03/2031	6,429	(32)
Ya Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/01/2031	5,461	(55)
Ya Intermediate Holdings II, LLC	Revolver	10/01/2031	2,665	(27)
			$463,617	$(4,712)

(7)Assets or a portion thereof are pledged as collateral under the Company's various revolving credit facilities and debt securitizations and, as such, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the obligations under each of the respective facilities and debt securitizations. See Note 6 “Debt”.
(8)Position or portion thereof unsettled as of September 30, 2025.
(9)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025 non-qualifying assets totaled 8.5% of the Company’s total assets.
(10) As of September 30, 2025, the estimated net unrealized loss for federal tax purposes was $11.1 million based on an estimated tax basis of $2,692.8 million. As of September 30, 2025, the estimated aggregate gross unrealized loss for federal income tax purposes was $38.4 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $27.3 million.

ADDITIONAL INFORMATION

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 125,636	Euro 105,750	12/18/2025	$982
State Street Bank & Trust Company	U.S. Dollar 11,831	Canadian Dollar 16,200	12/18/2025	160
State Street Bank & Trust Company	U.S. Dollar 3,550	Great Britain Pound 2,600	12/18/2025	55
				$1,197

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value
Morgan Stanley	2024A Notes	7.77%	SOFR + 3.7080%	9/9/2028	$300,000	$4,582

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
The Company will offer on a continuous basis up to $2.5 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company will offer to sell any combination of three classes of common shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes will have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of common shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. T. Rowe Price Investment Services, Inc. (the “Managing Dealer”) will use its best efforts to sell shares but is not obligated to purchase or sell any specific amount of shares in the Offering. The Company may also engage in private offerings of its common shares. As of September 30, 2025 and December 31, 2024, the Company had 46,981,940 and 41,819,813, respectively, of Class I shares issued and outstanding, and received net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan and net of repurchase of shares, of $140.5 million and $466.7 million, respectively, as payment for such shares for the periods noted. As of September 30, 2025 and December 31, 2024, the Company had 4,040,436 and 1,652,760, respectively, of Class S shares issued and outstanding, and received net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $65.0 million and $46.1 million, respectively, as payment for such shares for the periods noted. As of September 30, 2025, the Company had 4,701,602 of Class D shares issued and outstanding, and received net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $127.0 million as payment for such shares for the period noted. As of December 31, 2024, there were no Class D shares issued and outstanding.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash, cash equivalents and restricted cash with high credit-quality institutions to minimize credit risk exposure. As of September 30, 2025 and December 31, 2024, the Company had $12.7 million and $11.5 million of restricted cash, respectively. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company's financing transactions. As of September 30, 2025 and December 31, 2024, approximately $2.2 million and $2.7 million of the cash, cash equivalents, and restricted cash balances were denominated in a foreign currency, respectively.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of September 30, 2025 and December 31, 2024, the Company had $0.0 million and $9.9 million of receivables for investments sold, respectively. As of September 30, 2025 and December 31, 2024, the Company had $18.1 million and $0.1 million of payables for investments purchased, respectively.
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
Organizational costs, primarily for legal expenses associated with the establishment of the Company, are expensed as incurred. The Company did not incur organizational costs during the three and nine months ended September 30, 2025 and September 30, 2024.

Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and included as a deferred offering cost asset on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of September 30, 2025 and December 31, 2024, the Company had capitalized deferred offering costs of $0.0 million and $0.2 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred amortization of deferred offering costs of $0.0 million and $0.2 million, respectively. For the three and nine months ended September 30, 2024, the Company had incurred amortization of deferred offering costs of $0.4 million and $2.0 million, respectively.

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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company did not incur excise tax expense for the three and nine months ended September 30, 2025 and September 30, 2024.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through September 30, 2025. As applicable, the Company’s prior year remains subject to examination by U.S. federal, state and local tax authorities.
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
For the three and nine months ended September 30, 2025, the Company incurred management fees of $4.5 million and $12.3 million, respectively, of which none were waived. For the three and nine months ended September 30, 2024, the Company incurred management fees of $3.3 million and $8.3 million, respectively, of which $0.0 million and $2.3 million were waived, respectively. As of September 30, 2025 and December 31, 2024, $4.5 million and $3.5 million, respectively, remained payable related to the base management fee accrued in management fee payable on the Consolidated Statements of Assets and Liabilities.

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
For the three and nine months ended September 30, 2025, the Company incurred income incentive fees of $5.1 million and $14.3 million, respectively, of which none were waived. For the three and nine months ended September 30, 2024, the Company incurred income incentive fees of $4.3 million and $11.2 million, respectively, of which $0.0 million and $3.4 million were waived, respectively. As of September 30, 2025 and December 31, 2024, $5.1 million and $4.5 million, respectively, remained payable related to the income incentive fee accrued in income incentive fee payable on the Consolidated Statements of Assets and Liabilities.

For the three and nine months ended September 30, 2025 and September 30, 2024, the Company incurred no capital gains incentive fees.

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

For the three and nine months ended September 30, 2025, the Adviser made no Expense Payments on behalf of the Company. For the three and nine months ended September 30, 2024, the Advisor made $0.8 million and $1.3 million in Expense Payments on behalf of the Company, respectively. For the three and nine months ended September 30, 2025, the Company made $1.6 million and $1.7 million Reimbursement Payments to the Adviser, respectively. For the three and nine months ended September 30, 2024, the Company made no Reimbursement Payments to the Adviser. As of September 30, 2025, the Company had a payable of $0.0 million to the Adviser for recoupment of expense support, which is included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. As of September 30, 2024, the Company had a receivable of $0.1 million from the Adviser for expense support payments, which offset accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. As of September 30, 2025 and September 30, 2024, total expense payments made since inception by the Adviser on behalf of the Company were $1.7 million and $1.6 million, respectively, and total unreimbursed expense payments were $0.0 million and $1.6 million, respectively.
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
The Company incurred expenses related to the Administrator of $0.7 million and $2.0 million for the three and nine months ended September 30, 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statement of Operations. The Company incurred expenses related to the Administrator of $0.3 million and $1.6 million for the three and nine months ended September 30, 2024, respectively, which is included in other general and administrative expenses on the Consolidated Statement of Operations. As of September 30, 2025 and December 31, 2024, there were $1.6 million and $1.0 million of expenses related to the Administrator that were payable are included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities, respectively.
The sub-administrator is compensated for performing its sub-administrative services under the sub-administration agreement. For the three and nine months ended September 30, 2025, the Company incurred expenses related to the sub-administrator of $0.5 million and $1.6 million, respectively, which is included in administrative service expenses on the Consolidated Statement of Operations and the payable included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities, respectively. For the three and nine months ended September 30, 2024, the Company incurred expenses related to the sub-administrator of $0.4 million and $1.1 million, respectively, which is included in administrative service expenses on the Consolidated Statement of Operations and the payable included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities, respectively.
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
For the three and nine months ended September 30, 2025, the Company accrued distribution and shareholder servicing fees for Class S shares of $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2024, the Company accrued distribution and shareholder servicing fees for Class S shares of $0.0 million and $0.0 million, respectively. For the three and nine months ended September 30, 2025, the Company accrued distribution and shareholder servicing fees for Class D shares of $0.1 million and $0.1 million, respectively, and did not accrue any such fees for the three and nine months ended September 30, 2024.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,414,330	$2,408,242	90.0%	$1,954,192	$1,958,306	95.4%
Second Lien Debt	224,439	218,003	8.1%	91,084	88,945	4.3%
Preferred Equity	42,022	42,845	1.6%	6,181	6,176	0.3%
Common Stocks	6,644	6,814	0.3%	—	—	—%
Total	$2,687,435	$2,675,904	100.0%	$2,051,457	$2,053,427	100.0%

The industry composition of investments based on fair value as of September 30, 2025 and December 31, 2024 were as follows:

September 30, 2025
Services: Business	19.4%
High Tech	18.1%
Healthcare, Education and Childcare	13.7%
Services: Consumer	7.5%
Capital Equipment	5.9%
Automobile	5.4%
Media: Diversified & Production	4.4%
Finance	3.8%
Insurance	3.4%
Aerospace and Defense	3.1%
Chemicals, Plastics and Rubber	2.8%
Retail Stores	2.3%
Construction & Building	2.0%
Telecommunications	1.9%
Consumer Goods: Durable	1.9%
Printing and Publishing	1.0%
Cargo Transport	1.0%
Containers, Packaging and Glass	0.9%
Ecological	0.6%
Buildings and Real Estate	0.6%
Banking	0.3%
Total	100.0%

December 31, 2024
Healthcare, Education and Childcare	15.5%
High Tech	15.1%
Services: Business	14.9%
Insurance	10.1%
Automobile	7.0%
Capital Equipment	6.5%
Services: Consumer	4.2%
Aerospace and Defense	3.9%
Finance	3.5%
Chemicals, Plastics and Rubber	2.9%
Media: Diversified & Production	2.9%
Retail Stores	2.5%
Consumer Goods: Durable	2.4%
Construction & Building	2.1%
Cargo Transport	1.4%
Printing and Publishing	1.2%
Technology & Electronics	1.2%
Buildings and Real Estate	0.8%
Ecological	0.7%
Broadcasting and Entertainment	0.5%
Containers, Packaging and Glass	0.3%
Banking	0.3%
Telecommunications	0.1%
Total	100.0%

The geographic composition of investments at cost and fair value as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,459,325	$2,440,495	91.1%	162.5%
United Kingdom	75,080	75,296	2.8%	5.0%
Germany	59,829	64,084	2.4%	4.3%
Switzerland	56,301	58,434	2.2%	3.9%
Canada	23,400	23,518	0.9%	1.6%
Greece	9,321	9,898	0.4%	0.7%
Ireland	4,179	4,179	0.2%	0.3%
Total	$2,687,435	$2,675,904	100.0%	178.3%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,884,451	$1,887,769	92.0%	157.2%
United Kingdom	75,501	75,496	3.7%	6.3%
Switzerland	56,317	55,885	2.7%	4.6%
Germany	25,806	25,234	1.2%	2.1%
Canada	9,382	9,043	0.4%	0.8%
Total	$2,051,457	$2,053,427	100.0%	171.0%

Note 5.  Fair Value Measurements
The following tables present the fair value hierarchy of investments and derivatives as of September 30, 2025 and December 31, 2024, categorized by the ASC 820 valuation hierarchy, as previously described:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$144,362	$2,263,880	$2,408,242
Second Lien Debt	—	93,422	124,582	218,004
Preferred Equity	—	—	42,845	42,845
Common Stocks	—	—	6,813	6,813
Total Investments at fair value	$—	$237,784	$2,438,120	$2,675,904
Interest rate swap	—	4,582	—	4,582
Foreign currency forward contracts	—	1,197	—	1,197
Total	$—	$243,563	$2,438,120	$2,681,683

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$29,488	$1,928,818	$1,958,306
Second Lien Debt	—	38,587	50,358	88,945
Preferred Equity	—	—	6,176	6,176
Total	$—	$68,075	$1,985,352	$2,053,427

The following tables present the change in the fair value of financial instruments for the three and nine months ended September 30, 2025 and September 30, 2024, for which Level 3 inputs were used to determine the fair value:

	For the Three Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Preferred Equity	Common Stocks	Total Investments
Fair value, beginning of period	$2,010,424	$128,621	$36,765	$5,949	$2,181,759
Purchases of investments (1)	314,735	(1)	5,745	631	321,110
Proceeds from principal repayments and sales of investments	(63,252)	(3,808)	—	—	(67,060)
Accretion of discount/amortization of premium	1,219	245	—	—	1,464
Net realized gain (loss)	121	—	—	—	121
Net change in unrealized appreciation (depreciation)	633	(475)	335	233	726
Transfers into Level 3 (2)					—
Transfers out of Level 3 (2)					—
Fair value, end of period	$2,263,880	$124,582	$42,845	$6,813	$2,438,120
Net change in unrealized appreciation (depreciation) related to financial instruments still held as September 30, 2025	$409	$(366)	$335	$233	$611

	For the Nine Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Preferred Equity	Common Stocks	Total Investments
Fair value, beginning of period	$1,928,818	$50,358	$6,176	$—	$1,985,352
Purchases of investments (1)	667,942	83,604	35,841	6,643	794,030
Proceeds from principal repayments and sales of investments	(309,838)	(9,352)	—	—	(319,190)
Accretion of discount/amortization of premium	6,095	507	—	—	6,602
Net realized gain (loss)	(1,616)	—	—	—	(1,616)
Net change in unrealized appreciation (depreciation)	(5,187)	(535)	828	170	(4,724)
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	(22,334)	—	—	—	(22,334)
Fair value, end of period	$2,263,880	$124,582	$42,845	$6,813	$2,438,120
Net change in unrealized appreciation (depreciation) related to financial instruments still held as September 30, 2025	$(3,006)	$(286)	$828	$170	$(2,294)

(1) Purchases include PIK interest, if applicable.
(2) Transfers between levels are recognized at the beginning of the year in which the transfers occur. For the three and nine months ended September 30, 2025, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

	For the Three Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,537,031	$69,526	$—	$1,606,557
Purchases of investments	350,338	—	5,940	356,278
Proceeds from principal repayments and sales of investments	(58,705)	(10,929)	—	(69,634)
Accretion of discount/amortization of premium	1,853	322	—	2,175
Net realized gain (loss)	283	—	—	283
Net change in unrealized appreciation (depreciation)	821	(202)	—	619
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Fair value, end of period	$1,831,621	$58,717	$5,940	$1,896,278
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2024	$1,914	$(162)	$—	$1,752

	For the Nine Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,043,304	$72,551	$—	$1,115,855
Purchases of investments	1,024,985	25,435	5,940	1,056,360
Proceeds from principal repayments and sales of investments	(237,694)	(38,085)	—	(275,779)
Accretion of discount/amortization of premium	5,830	1,290	—	7,120
Net realized gain (loss)	(163)	127	—	(36)
Net change in unrealized appreciation (depreciation)	(4,641)	(344)	—	(4,985)
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	(2,257)	—	(2,257)
Fair value, end of period	$1,831,621	$58,717	$5,940	$1,896,278
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2024	$274	$423	$—	$697

(1) Transfers between levels are recognized at the beginning of the year in which the transfers occur. For the three months ended September 30, 2024, there were no transfers into or out of Level 3. For the three and nine months ended September 30, 2024, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2025 and December 31, 2024.  The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2025
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
First Lien Debt	$2,131,567	Discounted cash flow	Comparative Yield	7.3% - 15.7% (8.9%)
First Lien Debt	13,168	Market Comparable Companies	EBITDA Multiple	5.8x
First Lien Debt	119,145	Precedent transactions	Transaction Price	N/A
Total First Lien Debt	$2,263,880
Second Lien Debt	124,582	Discounted cash flow	Comparative Yield	9.0% - 14.0% (11.5%)
Total Second Lien Debt	$124,582
Preferred Equity	27,391	Discounted cash flow	Comparative Yield	12.7% - 19.5% (13.8%)
Preferred Equity	5,556	Market Comparable Companies	EBITDA Multiple	10.0x
Preferred Equity	9,898	Discounted cash flow	Discount Rate	15.5%
Total Preferred Equity	$42,845
Common Stocks	2,634	Market Comparable Companies	EBITDA Multiple	8.7x - 11.5x (10.9x)
Common Stocks	4,179	Discounted cash flow	Discount Rate	21.0%
Total Common Stocks	$6,813
Total	$2,438,120

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
First Lien Debt	$1,877,561	Discounted cash flow	Comparative Yield	7.3% - 16.9% (9.8%)
First Lien Debt	51,257	Precedent Transaction	Transaction Price	N/A
Total First Lien Debt	$1,928,818
Second Lien Debt	50,358	Discounted cash flow	Comparative Yield	9.8% - 13.9% (12.4%)
Preferred Equity	6,176	Discounted cash flow	Comparative Yield	13.1%
Total	$1,985,352

(1) Weighted averages are calculated based on fair value of investments.

The Company used the income approach to determine the fair value of certain Level 3 assets as of September 30, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
Financial instruments disclosed but not carried at fair value

The following table presents the fair value of the Company's debt obligations as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
JPM Credit Facility	$536,146	$356,146
BNP Credit Facility	300,500	260,000
2024A Senior Notes	300,000	300,000
CIBC Credit Facility	62,000	—
Total Debt	$1,198,646	$916,146

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
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company's asset coverage was 224.8% and 231.1%, respectively.
The following tables present the Company’s outstanding borrowings as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value
JPM Credit Facility (1)	$1,030,000	$536,146	$536,146
BNP Credit Facility (1)	400,000	300,500	300,500
2024A Senior Notes (2)	300,000	300,000	302,033
CIBC Credit Facility (1)	250,000	62,000	62,000
Total Debt	$1,980,000	$1,198,646	$1,200,679

	December 31, 2024
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value
JPM Credit Facility (1)	$795,000	$356,146	$356,146
BNP Credit Facility (1)	400,000	260,000	260,000
2024A Senior Notes (2)	300,000	300,000	296,907
CIBC Credit Facility (1)	250,000	—	—
Total Debt	$1,745,000	$916,146	$913,053
(1)Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(2)Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs. As of September 30, 2025, carrying value is also inclusive of an incremental adjustment of $4.6 million in the carrying value of the 2024A Senior Notes resulting from a hedge accounting relationship.
For the three and nine months ended September 30, 2025, the Company had total average borrowings of $1,128.2 million and $1,044.3 million, respectively, at a weighted average interest rate of 6.9% and 6.9%, respectively. For the three and nine months ended September 30, 2024, the Company had total average borrowings of $795.6 million and $647.8 million, respectively, at a weighted average interest rate of 7.6% and 7.8%, respectively.

A summary of contractual maturities of our debt obligations was as follows as of September 30, 2025:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPM Credit Facility	$536,146	$—	$—	$536,146	$—
BNP Credit Facility	300,500	—	—	300,500	—
2024A Senior Notes	300,000	—	—	300,000	—
CIBC Credit Facility	62,000	—	—	62,000	—
Total Debt Obligations	$1,198,646	$—	$—	$1,198,646	$—

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

On February 28, 2025, the Company entered into a third commitment increase agreement (the “Third Commitment Increase Agreement”) among the Company, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Bank, N.A., as an increasing lender and Sumitomo Mitsui Banking Corporation, as an assuming lender, pursuant to Section 2.08(e) of the JPM Credit Agreement. The Third Commitment Increase Agreement provides for, among other things, an increase in the total aggregate commitments from lenders under the revolving credit facility governed by the JPM Credit Agreement from $795.0 million to $955.0 million. Pursuant to the accordion feature in the JPM Credit Agreement, the aggregate amount of all commitments thereunder may be further increased up to $1,000 million.

On August 20, 2025, the Company entered into a fourth commitment increase agreement (the “Fourth Commitment Increase Agreement”) among the Company, JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as an increasing lender, pursuant to Section 2.08(e) of the JPM Credit Agreement. The Fourth Commitment Increase Agreement provides for, among other things, an increase in the total aggregate commitments from lenders under the revolving credit facility governed by the JPM Credit Agreement from $955.0 million to $1,030.0 million. Pursuant to the accordion feature in the JPM Credit Agreement, the aggregate amount of all commitments thereunder may be further increased up to $1,432.5 million.

The JPM Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2025, the Company was in compliance with these covenants.

Borrowings under the JPM Credit Facility bear interest at SOFR plus 1.875%. The Company pays an unused commitment fee of 37.5 basis points (0.375%) per annum. The stated maturity date was extended from November 15, 2027 to August 29, 2028 as part of the Amendment.

As of September 30, 2025 and December 31, 2024, there were $536.1 million and $356.1 million of borrowings outstanding under the JPM Credit Facility, respectively.

For the three and nine months ended September 30, 2025 and September 30, 2024, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$7,513	$5,339	$20,480	$13,559
Unused facility fee	506	280	1,408	759
Amortization of deferred financing costs	630	228	1,556	679
Total interest and debt financing expense	$8,649	$5,847	$23,444	$14,997
For the three and nine months ended September 30, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the JPM Credit Facility was 6.4% and 6.4%, respectively. For the three and nine months ended September 30, 2024, the weighted average stated interest rate on the aggregate principal amount of indebtedness outstanding under the JPM Credit Facility was 7.3% and 7.4%, respectively.
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
Proceeds of the loans under the BNP Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the BNP Credit Agreement. The period from the closing date until June 30, 2026 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the BNP Credit Agreement. The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent, the Lenders, the Custodian and the Collateral Administrator, (b) June 30, 2028, and (c) the date on which the Administrative Agent provides notice of the declaration of the final maturity date after the occurrence of an event of default. The BNP Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of September 30, 2025, the Company was in compliance with these covenants.

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

As of September 30, 2025 and December 31, 2024, there were $300.5 million and $260.0 million of borrowings outstanding under the BNP Credit Facility, respectively.

For the three and nine months ended September 30, 2025 and September 30, 2024, the components of interest expense related to the BNP Credit Facility were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$4,995	$4,102	$13,647	$10,880
Unused facility fee	—	297	303	1,219
Amortization of deferred financing costs	106	105	315	314
Total interest and debt financing expense	$5,101	$4,504	$14,265	$12,413

For the three and nine months ended September 30, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the BNP Credit Facility was 6.7% and 6.7%, respectively. For the three and nine months ended September 30, 2024, the weighted average stated interest rate on the aggregate principal amount of indebtedness outstanding under the BNP Credit Facility was 7.8% and 8.2%, respectively.

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

The balance of unamortized debt issuance costs related to the 2024A Notes was $2.4 million and $3.1 million as of September 30, 2025 and December 31, 2024, respectively.

On February 6, 2025, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company's investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swap is $300.0 million and the interest rate swap matures on September 9, 2028. As a result of the swap, the Company's effective interest rate on the 2024A Notes is SOFR plus 3.708%. As of September 30, 2025, the interest rate swap had a fair value of $4.6 million, which is reflected as a derivative asset at fair value on the Consolidated Statements of Assets and Liabilities.

For the three and nine months ended September 30, 2025 and September 30, 2024, the components of interest expense related to the 2024A Notes were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$5,730	$5,828	$18,214	$13,210
Amortization of debt issuance costs	184	184	546	429
Total interest and debt financing expense	$5,914	$6,012	$18,760	$13,639

These amounts are included in the interest expense in the Company's Consolidated Statements of Operations. Please see Note 7 for further information about the Company's interest rate swap.

As of September 30, 2025 and December 31, 2024, the components of the carrying value of the 2024A Notes and the stated interest rates were as follows:

	As of
	September 30, 2025	December 31, 2024
Principal amount of debt	$300,000	$300,000
Debt issuance costs	(2,549)	(3,093)
Fair value of an effective hedge	4,582	—
Carrying value of debt	$302,033	$296,907

For the three and nine months ended September 30, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding for the 2024A Senior Notes was 8.0% and 8.1%, respectively. For the three and nine months ended September 30, 2024, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding for the 2024A Senior Notes was 7.77% and 7.77%, respectively.

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

As of September 30, 2025 and December 31, 2024, there were $62.0 million and $0.0 million of borrowings outstanding under the CIBC Credit Facility, respectively.

For the three and nine months ended September 30, 2025 and September 30, 2024, the components of interest expense related to the CIBC Credit Facility were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$1,003	$—	$1,936	$—
Unused facility fee	—	—	—	—
Amortization of deferred financing costs	96	—	284	—
Total interest and debt financing expense	$1,099	$—	$2,220	$—

For the three and nine months ended September 30, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the CIBC Credit Facility was 6.3% and 6.3%, respectively.
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
Foreign Currency Forwards
The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its shareholders, as described in Note 2. The fair value of derivative contracts open as of September 30, 2025 and December 31, 2024 is included on the Consolidated Schedules of Investments by contract. The Company had no collateral payable as of September 30, 2025 and December 31, 2024. Collateral amounts posted are included in collateral on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities.
During the three and nine months ended September 30, 2025, the average notional exposure for foreign currency forward contracts was $136.3 million and $105.3 million, respectively. During the three and nine months ended September 30, 2024, the average notional exposure for foreign currency forward contracts was $84.4 million and $62.0 million, respectively.
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

The following table presents the amounts paid and received on the Company's interest rate swap transactions, excluding upfront fees, for the three and nine months ended September 30, 2025:

			For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
	Maturity Date	Notional Amount	Paid	Received	Net	Paid	Received	Net
Interest rate swap	9/8/2028	$300,000	$(5,989)	$11,889	$5,900	$(26,717)	$30,927	$4,210

For the three and nine months ended September 30, 2025, the Company recognized $(5.6) million and $4.6 million, respectively, of unrealized gains (losses) on interest rate swaps designated as hedging instruments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, this amount is offset by an increase (decrease) of $(5.6) million and $4.6 million, respectively, for a change in the carrying value of the 2024A Notes. The Company did not enter into any interest rate swaps until February 6, 2025. See Note 6 for further information regarding interest rate swap contracts.

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

The following tables present both gross and net information about derivative instruments in the Consolidated Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024.

September 30, 2025
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$1,197	$—	$1,197	$—	$1,197
Morgan Stanley	4,582	—	4,582	(4,210)	372
Total	$5,779	$—	$5,779	$(4,210)	$1,569

December 31, 2024
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$790	$—	$790	$—	$790

(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual set off rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the three and nine months ended September 30, 2025 was as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2025
Realized gain (loss) on foreign currency forward contracts	$(914)	$(9,369)
Net change in unrealized gain (loss) on foreign currency forward contracts	2,809	407
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$1,895	$(8,962)
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
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	September 30, 2025	December 31, 2024
Unfunded delayed draw commitments	$326,571	$258,448
Unfunded revolving commitments	137,046	110,317
Total unfunded commitments	$463,617	$368,765

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2025, management was not aware of any pending or threatened litigation.
Note 10. Net Assets
As of September 30, 2025 and December 31, 2024, the Company had 46,981,940 and 41,819,813 of Class I shares issued and outstanding with a par value of $0.01 per share, respectively. As of September 30, 2025 and December 31, 2024, the Company had 4,040,436 and 1,652,760 of Class S shares issued and outstanding with a par value of $0.01 per share, respectively. As of September 30, 2025, the Company had 4,701,602 of Class D shares issued and outstanding with a par value of $0.01 per share. There were no Class D shares issued and outstanding as of December 31, 2024.

The following table summarizes capital activity for the three months ended September 30, 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	51,752,976	$518	$1,422,783	$(2,219)	$(14,216)	$(14,876)	$1,391,990
Common shares issued	3,679,051	37	101,900	—	—	—	101,937
Distribution reinvestment	292,063	3	7,851	—	—	—	7,854
Repurchase of common shares	(112)	(1)	(3,015)	—	—	—	(3,016)
Net investment income (loss)	—	—	—	35,275	—	—	35,275
Net realized gain (loss)	—	—	—	—	(284)	—	(284)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	1,821	1,821
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	2,789	2,789
Distributions declared	—	—	—	(37,242)	—	—	(37,242)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	55,723,978	$557	$1,529,519	$(4,186)	$(14,500)	$(10,266)	$1,501,124

The following table summarizes capital activity for the three months ended September 30, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	35,815,699	$358	$986,564	$8,161	$(4,377)	$11,420	$1,002,126
Common shares issued	2,913,818	29	81,439	—	—		81,468
Distribution reinvestment	66,960	1	1,857	—	—	—	1,858
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	29,599	—	—	29,599
Net realized gain (loss)	—	—	—	—	(2,101)	—	(2,101)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(1,272)	(1,272)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	57	57
Distributions declared	—	—	—	(32,177)	—	—	(32,177)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	38,796,477	$388	$1,069,860	$5,583	$(6,478)	$10,205	$1,079,558

The following table summarizes capital activity for the nine months ended September 30, 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	43,472,573	$435	$1,197,185	$(85)	$413	$2,681	$1,200,629
Common shares issued	11,633,143	118	318,918	—	—	—	319,036
Distribution reinvestment	618,386	6	16,759	—	—	—	16,765
Repurchase of common shares	(124)	(2)	(3,343)	—	—	—	(3,345)
Net investment income (loss)	—	—	—	98,532	—	—	98,532
Net realized gain (loss)	—	—	—	—	(8,755)	—	(8,755)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(13,501)	(13,501)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	554	554
Distributions declared	—	—	—	(102,633)	(6,158)	—	(108,791)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	55,723,978	$557	$1,529,519	$(4,186)	$(14,500)	$(10,266)	$1,501,124

The following table summarizes capital activity for the nine months ended September 30, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	$704,431
Common shares issued	13,489,160	135	378,574	—	—	—	378,709
Distribution reinvestment	148,447	1	4,147	—	—	—	4,148
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	84,320	—	—	84,320
Net realized gain (loss)	—	—	—	—	(1,674)	—	(1,674)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(6,532)	(6,532)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,099	1,099
Distributions declared	—	—	—	(84,943)	—	—	(84,943)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	38,796,477	$388	$1,069,860	$5,583	$(6,478)	$10,205	$1,079,558

The following table summarizes transactions in common shares during the three months ended September 30, 2025:

	Shares	Amount
Class I:
Proceeds from shares sold	920,195	$24,735
Repurchase of shares	(106,927)	(2,871)
Transfer of shares	7,602	204
Distribution reinvestment	166,650	4,482
Net increase (decrease)	987,520	26,550
Class S:
Proceeds from shares sold	630,157	16,948
Repurchase of shares	(5,391)	(145)
Transfer of shares	(7,602)	(204)
Distribution reinvestment	58,557	1,574
Net increase (decrease)	675,721	18,173
Class D:
Proceeds from shares sold	2,240,906	60,254
Repurchase of shares	—	—
Distribution reinvestment	66,855	1,798
Net increase (decrease)	2,307,761	62,052
Total increase (decrease)	3,971,002	$106,775

The following table summarizes transactions in common shares during the nine months ended September 30, 2025:

	Shares	Amount
Class I:
Proceeds from shares sold	4,862,977	$132,318
Repurchase of shares	(119,006)	(3,200)
Transfer of shares	7,602	204
Distribution reinvestment	410,553	11,146
Net increase (decrease)	5,162,126	140,468
Class S:
Proceeds from shares sold	2,275,147	61,902
Repurchase of shares	(5,391)	(145)
Transfer of shares	(7,602)	(204)
Distribution reinvestment	125,522	3,402
Net increase (decrease)	2,387,676	64,955
Class D:
Proceeds from shares sold	4,619,293	124,816
Repurchase of shares	—	—
Distribution reinvestment	82,310	2,217
Net increase (decrease)	4,701,603	127,033
Total increase (decrease)	12,251,405	$332,456

The following table summarizes transactions in common shares during the three months ended September 30, 2024:

	Shares	Amount
Class I:
Proceeds from shares sold	2,294,171	$64,153
Repurchase of shares	—	—
Distribution reinvestment	60,845	1,687
Net increase (decrease)	2,355,016	65,840
Class S:
Proceeds from shares sold	619,647	17,315
Repurchase of shares	—	—
Distribution reinvestment	6,115	171
Net increase (decrease)	625,762	17,486
Total increase (decrease)	2,980,777	$83,326

The following table summarizes transactions in common shares during the nine months ended September 30, 2024:

	Shares	Amount
Class I:
Proceeds from shares sold	12,623,172	$354,475
Repurchase of shares	—	—
Distribution reinvestment	142,139	3,972
Net increase (decrease)	12,765,311	358,447
Class S:
Proceeds from shares sold	865,988	24,234
Repurchase of shares	—	—
Distribution reinvestment	6,308	176
Net increase (decrease)	872,296	24,410
Total increase (decrease)	13,637,607	$382,857

The Company determines NAV per share as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first business day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available. The following table summarizes each month-end NAV per share for Class S, Class D, and Class I common shares for the nine months ended September 30, 2025:

	NAV Per Share
	Class S	Class D	Class I
January 31, 2025	$27.50	$—	$27.50
February 28, 2025	$27.40	$—	$27.40
March 31, 2025	$27.25	$27.25	$27.25
April 30, 2025	$27.07	$27.07	$27.07
May 31, 2025	$27.11	$27.11	$27.11
June 30, 2025	$26.90	$26.90	$26.90
July 31, 2025	$26.92	$26.92	$26.92
August 31, 2025	$26.85	$26.85	$26.85
September 30, 2025	$26.94	$26.94	$26.94

The following table summarizes each month-end NAV per share for Class S, Class D, and Class I common shares for the periods in which there were common share issuances during the nine months ended September 30, 2024:

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

Distributions

Distributions are recorded on the record date. The following tables summarize distributions declared during the nine months ended September 30, 2025:

			Class I
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.20	$0.03	$—	$9,688
February 26, 2025	February 28, 2025	April 1, 2025	0.20	0.03	—	9,750
March 26, 2025	March 31, 2025	April 30, 2025	0.20	0.03	—	9,943
April 28, 2025	April 30, 2025	May 30, 2025	0.20	0.03	—	10,371
May 29, 2025	May 30, 2025	June 30, 2025	0.20	0.03	—	10,431
June 25, 2025	June 30, 2025	July 31, 2025	0.20	0.03	0.12	16,098
July 25, 2025	July 31, 2025	August 31, 2025	0.20	0.03	—	10,613
August 27, 2025	August 31, 2025	September 30, 2025	0.20	0.03	—	10,688
September 24, 2025	September 30, 2025	October 31, 2025	0.20	0.03	—	10,808
Total			$1.80	$0.27	$0.12	$98,390

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share (2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.18	$0.03	$—	$391
February 26, 2025	February 28, 2025	April 1, 2025	0.18	0.03	—	464
March 26, 2025	March 31, 2025	April 30, 2025	0.18	0.03	—	528
April 28, 2025	April 30, 2025	May 30, 2025	0.18	0.03	—	609
May 29, 2025	May 30, 2025	June 30, 2025	0.18	0.03	—	653
June 25, 2025	June 30, 2025	July 31, 2025	0.18	0.03	0.12	1,113
July 25, 2025	July 31, 2025	August 31, 2025	0.18	0.03	—	757
August 27, 2025	August 31, 2025	September 30, 2025	0.18	0.03	—	818
September 24, 2025	September 30, 2025	October 31, 2025	0.18	0.03	—	849
Total			$1.62	$0.27	$0.12	$6,182

			Class D
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share (2)	Total Distributions
March 26, 2025	March 31, 2025	April 30, 2025	$0.19	$0.03	$—	$53
April 28, 2025	April 30, 2025	May 30, 2025	0.20	0.03	—	156
May 29, 2025	May 30, 2025	June 30, 2025	0.20	0.03	—	465
June 25, 2025	June 30, 2025	July 31, 2025	0.19	0.03	0.12	836
July 25, 2025	July 31, 2025	August 31, 2025	0.20	0.03	—	762
August 27, 2025	August 31, 2025	September 30, 2025	0.20	0.03	—	901
September 24, 2025	September 30, 2025	October 31, 2025	0.20	0.03	—	1,046
Total			$1.38	$0.21	$0.12	$4,219
(1) Base distributions per share are net of distribution and/or shareholder servicing fees.

(2) Includes capital gain distributions of $0.1190 per share for the July 31, 2025 distribution payment.

The following table summarizes distributions declared during the nine months ended September 30, 2024:

			Class I(1)
Date Declared	Record Date	Payment Date	Regular Distribution Per Share		Variable Supplemental Distribution per Share		Special Distribution Per Share (3)	Total Distributions
January 29, 2024	January 31, 2024	February 28, 2024	$0.20		$0.03		$—	$6,152
February 27, 2024	February 29, 2024	March 28, 2024	0.20		0.03		—	6,469
March 27, 2024	March 29, 2024	April 30, 2024	0.20		0.03		0.18	12,155
April 23, 2024	April 30, 2024	May 30, 2024	0.20		0.03		—	7,056
May 28, 2024	May 31, 2024	June 28, 2024	0.20		0.03		—	7,322
June 24, 2024	June 28, 2024	July 30, 2024	0.20		0.03		0.15	13,516
July 23, 2024	July 31, 2024	August 29, 2024	0.20		0.03		—	8,538
August 27, 2024	August 30, 2024	September 30, 2024	0.20		0.03		—	8,684
September 25, 2024	September 30, 2024	October 31, 2024	0.20		0.03		0.15	14,411
Total			$1.80	$—	$0.27	$—	$0.48	$84,303

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(2)	Variable Supplemental Distribution Per Share	Special Distribution Per Share (3)	Total Distributions
May 28, 2024	May 31, 2024	June 28, 2024	$0.18	$0.03	$—	$8
June 24, 2024	June 28, 2024	July 30, 2024	0.18	0.03	0.15	88
July 23, 2024	July 31, 2024	August 29, 2024	0.18	0.03	—	89
August 27, 2024	August 30, 2024	September 30, 2024	0.18	0.03	—	141
September 25, 2024	September 30, 2024	October 31, 2024	0.18	0.03	0.15	314
Total			$0.90	$0.15	$0.30	$640

(1) There were no Class D shares issued or outstanding during the nine months ended September 30, 2024.
(2) Base distributions per share are net of distribution and/or shareholder servicing fees.
(3) Includes capital gain distributions of $0.0147 per share for the October 31, 2024 distribution payment.

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

Through September 30, 2025, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the nine months ended September 30, 2025:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.89	$5,778	$1.59	$3,932	$2.07	$92,923
Net realized gain	0.12	404	0.12	287	0.12	5,467
Total	$2.01	$6,182	$1.71	$4,219	$2.19	$98,390

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the nine months ended September 30, 2024:

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

The following table sets forth information regarding repurchases of shares of our common stock during the nine months ended September 30, 2025 (dollars in thousands):

Repurchase Deadline Request	Percentage Outstanding Shares the Company Offered to Repurchase (1)	Repurchase Pricing Date	Amount Repurchased (all classes)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased (1)
March 4, 2025	5.00%	March 31, 2025	$329	12,079	0.03%
June 2, 2025	5.00%	June 30, 2025	$3,016	112,318	0.22%

(1) Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

Note 11. Consolidated Financial Highlights

The following are consolidated financial highlights for Class I, Class S and Class D common shares outstanding for the nine months ended September 30, 2025 and consolidated financial highlights for Class I and Class S common shares outstanding for the nine months ended September 30, 2024. There were no Class D common shares outstanding for the nine months ended September 30, 2024.

	Nine Months Ended September 30, 2025
	Class I	Class S(8)	Class D(9)
Per Share Data: (1)
Net asset value, beginning of period	$27.62	$27.62	$27.40
Net investment income	1.99	1.82	1.95
Net unrealized and realized gain (loss) (2)	(0.48)	(0.49)	(0.70)
Net increase (decrease) in net assets resulting from operations (3)	1.51	1.33	1.25
Distributions declared	(2.19)	(2.01)	(1.71)
Total increase (decrease) in net assets (3)	(0.68)	(0.68)	(0.46)
Net asset value, end of period	$26.94	$26.94	$26.94
Shares outstanding, end of period	46,981,940	4,040,436	4,701,602
Total return based on NAV (4)	5.69%	5.02%	4.63%
Ratios:
Portfolio turnover ratio (5)	18.67%	18.67%	18.67%
Ratio of expenses before management fee, incentive fees, waivers and expense recoupment to average net assets (6)(7)	6.47%	7.29%	6.63%
Ratio of expenses after management and incentive fees before waivers and expense recoupment to average net assets (6)(7)	9.10%	9.93%	9.27%
Ratio of expenses after management fee, incentive fees, waivers and expense recoupment to average net assets (6)(7)	9.26%	10.08%	9.35%
Ratio of net investment income to average net assets before waivers and expense recoupment (6)(7)	9.97%	9.12%	9.73%
Ratio of net investment income to average net assets after waivers and expense recoupment (6)(7)	9.81%	8.97%	9.65%
Supplemental Data:
Net assets, end of period	$1,265,626	$108,844	$126,654

	Nine Months Ended September 30, 2024
	Class I	Class S (8)
Per Share Data: (1)
Net asset value, beginning of period	$28.00	$28.15
Net investment income	2.55	2.16
Net unrealized and realized gain (loss) (2)	(0.17)	(1.13)
Net increase (decrease) in net assets resulting from operations (3)	2.38	1.03
Distributions declared	(2.55)	(1.35)
Total increase (decrease) in net assets (3)	(0.17)	(0.32)
Net asset value, end of period	$27.83	$27.83
Shares outstanding, end of period	37,924,181	872,296
Total return based on NAV (4)	8.79%	3.72%
Ratios:
Portfolio turnover ratio (5)	19.23%	19.23%
Ratio of expenses before management fee, incentive fees, waivers and expense support to average net assets (6)(7)	7.17%	8.11%
Ratio of expenses after management and incentive fees before waivers and expense support to average net assets (6)(7)	9.96%	10.92%
Ratio of expenses after management fee, incentive fees, waivers and expense support to average net assets (6)(7)	8.95%	10.78%
Ratio of net investment income to average net assets before waivers and expense support (6)(7)	11.11%	10.13%
Ratio of net investment income to average net assets after waivers and expense support (6)(7)	12.13%	10.26%
Supplemental Data:
Net assets, end of period	$1,055,286	$24,272

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
Subscriptions

The Company received $22.9 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective October 1, 2025.

The Company received $39.0 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective November 3, 2025, excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On November 3, 2025, the Company offered to purchase up to 5% of its outstanding Common Shares as of September 30, 2025 at a price equal to the NAV per share as of December 31, 2025. The offer expires on December 3, 2025.

Distribution Declarations

On October 22, 2025, the Company declared a total distribution of $0.23 per Class I share, $0.21 per Class S share and $0.22 per Class D share, all of which is payable on November 26, 2025 to shareholders of record as of October 31, 2025.

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
The Company's investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments capturing long-term capital appreciation, while maintaining a strong focus on downside protection. The Company invests primarily in directly originated and customized private financing solutions, including loans and other debt securities with a strong focus on senior secured lending to larger companies. The Company primarily targets investments in first lien loans, unitranche loans, second lien loans and other corporate secured debt. The Company may also invest in equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, the Company will invest directly or indirectly at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation. From inception through September 30, 2025, we have invested approximately $3.5 billion in aggregate cost of debt investments prior to any subsequent exits or repayments, including the $521.4 million of debt investments acquired through an in-kind contribution on June 30, 2023.
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
Revenues
We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our preferred equity in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of September 30, 2025 and December 31, 2024, 97.8% and 99.7% of our debt investments based on fair value in our portfolio were at floating rates, respectively. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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
The Adviser agreed to incur organizational and offering costs on behalf of the Company and did not seek reimbursement of incurred organizational and offering costs until after the Company elected to be regulated as a BDC on June 30, 2023. Following the effective date of the Company's registration statement of September 29, 2023, the Adviser has sought reimbursement of allocated organizational and offering costs from the Company. As of September 30, 2025 and December 31, 2024, the Company had no offering costs or organizational costs payable to the Adviser.

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
Portfolio and Investment Activity
As of September 30, 2025, based on fair value, our portfolio consisted of 90.0% first lien debt investments, 8.1% second lien debt investments, 1.6% preferred equity, and 0.3% common equity. As of December 31, 2024, based on fair value, our portfolio consisted of 95.4% first lien debt investments, 4.3% second lien debt investments and 0.3% preferred equity.
As of September 30, 2025 and December 31, 2024, we had investments in 125 and 104 portfolio companies, respectively, with an aggregate fair value of approximately $2,675.9 million and $2,053.4 million, respectively.
Our investment activity for the three months ended September 30, 2025 and September 30, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	September 30, 2025	September 30, 2024
Total investments, beginning of period	$2,468,585	$1,638,322
New investments purchased (1)	380,269	357,833
Net accretion of discount on investments	2,323	2,246
Net realized gain (loss) on investments	1,003	285
Investments sold or repaid	(164,745)	(71,221)
Total investments, end of period	$2,687,435	$1,927,465
(1) Purchases include PIK interest, if applicable.

Our investment activity for the nine months ended September 30, 2025 and September 30, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Total investments, beginning of period	$2,051,457	$1,131,726
New investments purchased (1)	1,069,509	1,075,876
Net accretion of discount on investments	8,350	7,542
Net realized gain (loss) on investments	(693)	(34)
Investments sold or repaid	(441,188)	(287,645)
Total investments, end of period	$2,687,435	$1,927,465
(1) Purchases include PIK interest, if applicable.
The following table presents certain selected information regarding our investment portfolio:

	As of
	September 30, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost(1)	10.5%	10.9%
Weighted average yield on debt and income producing investments, at fair value(1)	10.5%	10.9%
Number of portfolio companies	125	104
Weighted average EBITDA (2)	$308.0	$254.0
Average loan-to-value (LTV) (3)	45.6%	43.9%
Percentage of debt investments bearing a floating rate, at fair value	97.8%	99.7%
Percentage of debt investments bearing a fixed rate, at fair value	2.2%	0.3%
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
Our investments consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,414,330	$2,408,242	90.0%	$1,954,192	$1,958,306	95.4%
Second Lien Debt	224,439	218,003	8.1%	91,084	88,945	4.3%
Preferred Equity	42,022	42,845	1.6%	6,181	6,176	0.3%
Common Stocks	6,644	6,814	0.3%	—	—	—%
Total	$2,687,435	$2,675,904	100.0%	$2,051,457	$2,053,427	100.0%
As of September 30, 2025 and December 31, 2024, there were no investments on non-accrual status.

The tables below describe investments by industry composition based on fair value as of September 30, 2025 and December 31, 2024:

September 30, 2025
Services: Business	19.4%
High Tech	18.1%
Healthcare, Education and Childcare	13.7%
Services: Consumer	7.5%
Capital Equipment	5.9%
Automobile	5.4%
Media: Diversified & Production	4.4%
Finance	3.8%
Insurance	3.4%
Aerospace and Defense	3.1%
Chemicals, Plastics and Rubber	2.8%
Retail Stores	2.3%
Construction & Building	2.0%
Telecommunications	1.9%
Consumer Goods: Durable	1.9%
Printing and Publishing	1.0%
Cargo Transport	1.0%
Containers, Packaging and Glass	0.9%
Ecological	0.6%
Buildings and Real Estate	0.6%
Banking	0.3%
Total	100.0%

December 31, 2024
Healthcare, Education and Childcare	15.5%
High Tech	15.1%
Services: Business	14.9%
Insurance	10.1%
Automobile	7.0%
Capital Equipment	6.5%
Services: Consumer	4.2%
Aerospace and Defense	3.9%
Finance	3.5%
Chemicals, Plastics and Rubber	2.9%
Media: Diversified & Production	2.9%
Retail Stores	2.5%
Consumer Goods: Durable	2.4%
Construction & Building	2.1%
Cargo Transport	1.4%
Printing and Publishing	1.2%
Technology & Electronics	1.2%
Buildings and Real Estate	0.8%
Ecological	0.7%
Broadcasting and Entertainment	0.5%
Containers, Packaging and Glass	0.3%
Banking	0.3%
Telecommunications	0.1%
Total	100.0%

The tables below describe investments by geographic composition based on fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,459,325	$2,440,495	91.1%	162.5%
United Kingdom	75,080	75,296	2.8%	5.0%
Germany	59,829	64,084	2.4%	4.3%
Switzerland	56,301	58,434	2.2%	3.9%
Canada	23,400	23,518	0.9%	1.6%
Greece	9,321	9,898	0.4%	0.7%
Ireland	4,179	4,179	0.2%	0.3%
Total	$2,687,435	$2,675,904	100.0%	178.3%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,884,451	$1,887,769	92.0%	157.2%
United Kingdom	75,501	75,496	3.7%	6.3%
Switzerland	56,317	55,885	2.7%	4.6%
Germany	25,806	25,234	1.2%	2.1%
Canada	9,382	9,043	0.4%	0.8%
Total	$2,051,457	$2,053,427	100.0%	171.0%
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

The below table summarizes the Risk Ratings as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Risk Rating 1	$311,020	11.6%	$202,097	9.9%
Risk Rating 2	2,033,036	76.0%	1,647,599	80.2%
Risk Rating 3	318,680	11.9%	180,372	8.8%
Risk Rating 4	13,168	0.5%	23,359	1.1%
Risk Rating 5	—	—%	—	—%
Total investments	$2,675,904	100.0%	$2,053,427	100.0%

As of September 30, 2025 and December 31, 2024, the weighted average Risk Rating of our debt investment portfolio was 2.01 and 2.01, respectively.

Results of Operations

The following table represents the operating results:

	For the Three Months Ended
(Amounts in thousands)	September 30, 2025	September 30, 2024
Total investment income	$68,320	$56,480
Total expenses, net of fee waivers and expense support	33,045	26,881
Net investment income (loss)	35,275	29,599
Net realized gain (loss)	(284)	(2,101)
Net unrealized appreciation (depreciation)	4,610	(1,215)
Net increase (decrease) in net assets resulting from operations	$39,601	$26,283

	For the Nine Months Ended
(Amounts in thousands)	September 30, 2025	September 30, 2024
Total investment income	$192,697	$146,705
Total expenses, net of fee waivers and expense support	94,165	62,385
Net investment income (loss)	98,532	84,320
Net realized gain (loss)	(8,755)	(1,674)
Net unrealized appreciation (depreciation)	(12,947)	(5,433)
Net increase (decrease) in net assets resulting from operations	$76,830	$77,213

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Investment income was as follows:

	For the Three Months Ended
	September 30, 2025	September 30, 2024
Interest and dividend income	$65,201	$53,285
Other income	3,119	3,195
Total investment income	$68,320	$56,480

For the three months ended September 30, 2025 and September 30, 2024, total investment income was approximately $68.3 million and $56.5 million, respectively.

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Interest and dividend income	$183,686	$137,033
Other income	9,011	9,672
Total investment income	$192,697	$146,705

For the nine months ended September 30, 2025 and September 30, 2024, total investment income was approximately $192.7 million and $146.7 million, respectively.

As of September 30, 2025 and December 31, 2024, the size of our investment portfolio at fair value was approximately $2,675.9 million and $2,053.4 million, respectively, and the weighted average yield on debt and income producing investments at fair value was 10.5% and 10.9%, respectively.

Expenses

Expenses were as follows:

	For the Three Months Ended
	September 30, 2025	September 30, 2024
Interest and debt fee expense	$20,763	$16,363
Management fees	4,460	3,254
Income incentive fee	5,128	4,306
Distribution and shareholder servicing fees
Class S	221	39
Class D	69	—
Professional fees	575	888
Board of Trustees fees	98	98
Administrative services expenses	531	359
Other general & administrative expenses	1,200	1,223
Amortization of deferred offering costs	—	429
Total expenses before fee waivers and expense support	$33,045	$26,959
Expense support	—	(78)
Recoupment of expense support	—	—
Management fees waiver	—	—
Income incentive fee waiver	—	—
Total expenses net of fee waivers and expense support	$33,045	$26,881

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Interest and debt fee expense	$58,689	$41,049
Management fees	12,348	8,299
Income incentive fee	14,320	11,155
Distribution and shareholder servicing fees
Class S	526	45
Class D	99	—
Professional fees	1,681	1,704
Board of Trustees fees	293	292
Administrative services expenses	1,576	1,109
Other general & administrative expenses	2,837	3,705
Amortization of deferred offering costs	220	2,040
Total expenses before fee waivers and expense support	$92,589	$69,398
Expense support	—	(1,306)
Recoupment of expense support	1,576	—
Management fees waiver	—	(2,344)
Income incentive fee waiver	—	(3,363)
Total expenses net of fee waivers and expense support	$94,165	$62,385

Interest and debt fee expense
For the three and nine months ended September 30, 2025, interest and debt fee expense was $20.8 million and $58.7 million, primarily due to $1,128.2 million and $1,044.3 million of average borrowings under existing credit facilities and unsecured notes, at a weighted average interest rate of 6.9% and 6.9%, respectively.

For the three and nine months ended September 30, 2024, interest and debt fee expense was $16.4 million and $41.0 million, primarily due to $795.6 million and $647.8 million of average borrowings under existing credit facilities, respectively, at a weighted average interest rate of 7.6% and 7.8%, respectively.

Management Fees
Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
For the three and nine months ended September 30, 2025, the Company incurred management fees of $4.5 million and $12.3 million, respectively, none of which were waived.

For the three and nine months ended September 30, 2024, the Company incurred management fees of $3.3 million and $8.3 million, respectively, of which $0.0 million and $2.3 million were waived, respectively.
Income Based and Capital Gains Incentive Fees

For the three and nine months ended September 30, 2025, the Company incurred an income incentive fee of $5.1 million and $14.3 million, respectively, none of which were waived. For the three and nine months ended September 30, 2025, the Company incurred no capital gains incentive fee.

For the three and nine months ended September 30, 2024, the Company incurred an income incentive fee of $4.3 million and 11.2 million, respectively, of which $0.0 million and $3.4 million were waived, respectively. For the three and nine months ended September 30, 2024, the Company incurred no capital gains incentive fee.
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
Total other expenses were approximately $2.4 million and $3.0 million for the three months ended September 30, 2025 and September 30, 2024, respectively. Total other expenses were primarily comprised of approximately $0.6 million and $0.9 million of professional fees (including legal, audit, and tax), approximately $1.2 million and $1.2 million of other general and administrative expenses (including insurance, research, and other allocated costs), approximately $0.5 million and $0.4 million of administrative service expenses, and approximately $0.0 million and $0.4 million of amortization of deferred offering costs for the three months ended September 30, 2025 and September 30, 2024, respectively.
Total other expenses were approximately $6.6 million and $8.9 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Total other expenses were primarily comprised of approximately $1.7 million and $1.7 million of professional fees (including legal, audit, and tax), approximately $2.8 million and $3.7 million of other general and administrative expenses (including insurance, research, and other allocated costs), approximately $1.6 million and $1.1 million of administrative service expenses, and approximately $0.2 million and $2.0 million of amortization of deferred offering costs for the nine months ended September 30, 2025 and September 30, 2024, respectively.

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

We entered into an Expense Support Agreement with the Adviser. For additional information see “Note 3. Fees, Expenses, Agreements and Related Party Transactions” to the consolidated financial statements. For the three and nine months ended September 30, 2025, the Adviser made no Expense Payments on behalf of the Company. For the three and nine months ended September 30, 2024, the Adviser made $0.8 million and $1.3 million in Expense Payments on behalf of the Company, respectively. For the three and nine months ended September 30, 2025, the Company made $1.6 million and $1.7 million Reimbursement Payments to the Adviser, respectively. For the three and nine months ended September 30, 2024, the Company made no Reimbursement Payments to the Adviser. As of September 30, 2025, the Company had a payable of $0.0 million to the Adviser for recoupment of expense support, which is included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. As of September 30, 2024, the Company had a receivable of $0.1 million from the Adviser for expense support payments, which offset accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. As of September 30, 2025 and September 30, 2024, total expense payments made since inception by the Adviser on behalf of the Company were $1.7 million and $1.6 million, respectively, and total unreimbursed expense payments were $0.0 million and $1.6 million, respectively.
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
For the three and nine months ended September 30, 2025 and September 30, 2024, we did not incur U.S. federal excise tax.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Three Months Ended
	September 30, 2025	September 30, 2024
Non-controlled/non-affiliated investments	$1,003	$285
Foreign currency transactions	(373)	172
Foreign currency forward contracts	(914)	(2,558)
Net realized gain (loss)	$(284)	$(2,101)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Non-controlled/non-affiliated investments	$(693)	$(34)
Foreign currency transactions	1,307	438
Foreign currency forward contracts	(9,369)	(2,078)
Net realized gain (loss)	$(8,755)	$(1,674)
For the three and nine months ended September 30, 2025, we had net realized losses of approximately $0.3 million and $8.8 million, respectively, which were primarily due to net realized losses on foreign currency forward contracts of $0.9 million and $9.4 million, respectively. For the three and nine months ended September 30, 2024, we generated net realized losses of approximately $2.1 million and $1.7 million, which were primarily due to net realized losses on foreign currency forward contracts of $2.6 million and $2.1 million, respectively.
Net Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following:

	For the Three Months Ended
	September 30, 2025	September 30, 2024
Net change in unrealized gain (loss) on investments	$1,821	$(1,272)
Net change in unrealized gain (loss) on foreign currency translation	(20)	27
Net change in unrealized gain (loss) on foreign currency forward contracts	2,809	30
Net change in unrealized appreciation (depreciation)	$4,610	$(1,215)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Net change in unrealized gain (loss) on investments	$(13,501)	$(6,532)
Net change in unrealized gain (loss) on foreign currency translation	147	27
Net change in unrealized gain (loss) on foreign currency forward contracts	407	1,072
Net change in unrealized appreciation (depreciation)	$(12,947)	$(5,433)
For the three and nine months ended September 30, 2025, we generated $4.6 million of net unrealized gain and $12.9 million of net unrealized loss, respectively, which were primarily due to net unrealized gains on investments of $1.8 million and net unrealized gains on foreign currency forward contracts of $2.8 million for the three months ended September 30, 2025, and due to $13.5 million net unrealized loss driven by negative valuation adjustments for the nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, we generated $1.2 million and $5.4 million of net unrealized losses, respectively, which were primarily due to unrealized losses on investments of $1.3 million and $6.5 million, respectively, driven by reversal of unrealized gains recorded in prior periods and negative valuation adjustments.

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
As of September 30, 2025, we had approximately $47.0 million in cash, cash equivalents, and restricted cash. During the nine months ended September 30, 2025, we used approximately $517.5 million in cash for operating activities, primarily due to investment purchases of $1,059.4 million, partially offset by sales and principal repayments of $441.2 million, and a net increase in assets resulting from operations of $76.8 million. Cash provided by financing activities was approximately $502.2 million during the year, which was primarily the result of $335.8 million from the issuance of common shares and $464.5 million of debt borrowings, partially offset by repayments of debt of $182.0 million and distributions paid in cash of $110.4 million.
As of September 30, 2024, we had $37.1 million in cash, cash equivalents and restricted cash. During the nine months ended September 30, 2024, we used $660.4 million in cash for operating activities, primarily due to investment purchases of $1,072.6 million, partially offset by sales and principal repayments of $287.6 million, an increase in the payable for investments purchased of $63.4 million, and a net increase in assets resulting from operations of $77.2 million. Cash provided by financing activities was approximately $592.0 million during the year, which was primarily the result of

$382.9 million from the issuance of common shares and $776.5 million of debt borrowings, partially offset by net repayments of debt of $485.0 million and distributions in cash of $81.8 million.

Borrowings

As of September 30, 2025, we had an aggregate amount of $1,200.7 million of debt outstanding and our asset coverage ratio was 224.8%. As of December 31, 2024, we had an aggregate amount of $913.1 million of debt outstanding and our asset coverage ratio was 231.1%.
The following tables present the Company’s outstanding borrowings as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$1,030,000	$536,146	$536,146	$536,146
BNP Credit Facility (1)(2)	400,000	300,500	300,500	300,500
2024A Senior Notes (3)(4)	300,000	300,000	302,033	300,000
CIBC Credit Facility (1)(2)	250,000	62,000	62,000	62,000
Total Debt	$1,980,000	$1,198,646	$1,200,679	$1,198,646

	As of December 31, 2024
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$795,000	$356,146	$356,146	$356,146
BNP Credit Facility (1)(2)	400,000	260,000	260,000	260,000
2024A Senior Notes (3)(4)	300,000	300,000	296,907	300,000
CIBC Credit Facility (1)(2)	250,000	—	—	—
Total Debt	$1,745,000	$916,146	$913,053	$916,146

(1)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.
(2)Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(3)Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs. As of September 30, 2025, carrying value is also inclusive of an incremental $4.6 million adjustment in the carrying value of the 2024A Senior Notes resulting from a hedge accounting relationship.
(4)The fair value of these debt obligations would be categorized as Level 3 under ASC 820-10.

We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Equity

The following table summarizes capital activity for the three months ended September 30, 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	51,752,976	$518	$1,422,783	$(2,219)	$(14,216)	$(14,876)	$1,391,990
Common shares issued	3,679,051	37	101,900	—	—	—	101,937
Distribution reinvestment	292,063	3	7,851	—	—	—	7,854
Repurchase of common shares	(112)	(1)	(3,015)	—	—	—	(3,016)
Net investment income (loss)	—	—	—	35,275	—	—	35,275
Net realized gain (loss)	—	—	—	—	(284)	—	(284)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	1,821	1,821
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	2,789	2,789
Distributions declared	—	—	—	(37,242)	—	—	(37,242)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	55,723,978	$557	$1,529,519	$(4,186)	$(14,500)	$(10,266)	$1,501,124

The following table summarizes capital activity for the three months ended September 30, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	35,815,699	$358	$986,564	$8,161	$(4,377)	$11,420	$1,002,126
Common shares issued	2,913,818	29	81,439	—	—		81,468
Distribution reinvestment	66,960	1	1,857	—	—	—	1,858
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	29,599	—	—	29,599
Net realized gain (loss)	—	—	—	—	(2,101)	—	(2,101)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(1,272)	(1,272)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	57	57
Distributions declared	—	—	—	(32,177)	—	—	(32,177)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	38,796,477	$388	$1,069,860	$5,583	$(6,478)	$10,205	$1,079,558

The following table summarizes capital activity for the nine months ended September 30, 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	43,472,573	$435	$1,197,185	$(85)	$413	$2,681	$1,200,629
Common shares issued	11,633,143	118	318,918	—	—	—	319,036
Distribution reinvestment	618,386	6	16,759	—	—	—	16,765
Repurchase of common shares	(124)	(2)	(3,343)	—	—	—	(3,345)
Net investment income (loss)	—	—	—	98,532	—	—	98,532
Net realized gain (loss)	—	—	—	—	(8,755)	—	(8,755)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(13,501)	(13,501)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	554	554
Distributions declared	—	—	—	(102,633)	(6,158)	—	(108,791)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	55,723,978	$557	$1,529,519	$(4,186)	$(14,500)	$(10,266)	$1,501,124

The following table summarizes capital activity for the nine months ended September 30, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	$704,431
Common shares issued	13,489,160	135	378,574	—	—	—	378,709
Distribution reinvestment	148,447	1	4,147	—	—	—	4,148
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	84,320	—	—	84,320
Net realized gain (loss)	—	—	—	—	(1,674)	—	(1,674)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(6,532)	(6,532)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,099	1,099
Distributions declared	—	—	—	(84,943)	—	—	(84,943)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	38,796,477	$388	$1,069,860	$5,583	$(6,478)	$10,205	$1,079,558

As of September 30, 2025, we had 46,981,940 Class I shares, 4,040,436 Class S shares, and 4,701,602 Class D shares issued and outstanding with a par value of $0.01 per share.

As of September 30, 2024, we had 37,924,181 Class I shares and 872,296 Class S shares issued and outstanding with a par value of $0.01 per share. As of September 30, 2024, there were no Class D shares issued or outstanding.

The following table summarizes transactions in common shares during the nine months ended September 30, 2025:

	Shares	Amount
Class I:
Proceeds from shares sold	4,862,977	$132,318
Repurchase of shares	(119,006)	(3,200)
Transfer of shares	7,602	204
Distribution reinvestment	410,553	11,146
Net increase (decrease)	5,162,126	140,468
Class S:
Proceeds from shares sold	2,275,147	61,902
Repurchase of shares	(5,391)	(145)
Transfer of shares	(7,602)	(204)
Distribution reinvestment	125,522	3,402
Net increase (decrease)	2,387,676	64,955
Class D:
Proceeds from shares sold	4,619,293	124,816
Repurchase of shares	—	—
Distribution reinvestment	82,310	2,217
Net increase (decrease)	4,701,603	127,033
Total increase (decrease)	12,251,405	$332,456
The following table summarizes transactions in common shares during the nine months ended September 30, 2024:

	Shares	Amount
Class I:
Proceeds from shares sold	12,623,172	$354,475
Repurchase of shares	—	—
Distribution reinvestment	142,139	3,972
Net increase (decrease)	12,765,311	358,447
Class S:
Proceeds from shares sold	865,988	24,234
Repurchase of shares	—	—
Distribution reinvestment	6,308	176
Net increase (decrease)	872,296	24,410
Total increase (decrease)	13,637,607	$382,857

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

The Company’s distributions are recorded on the record date. The following tables summarize distributions declared during the nine months ended September 30, 2025:

			Class I
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.20	$0.03	$—	$9,688
February 26, 2025	February 28, 2025	April 1, 2025	0.20	0.03	—	9,750
March 26, 2025	March 31, 2025	April 30, 2025	0.20	0.03	—	9,943
April 28, 2025	April 30, 2025	May 30, 2025	0.20	0.03	—	10,371
May 29, 2025	May 30, 2025	June 30, 2025	0.20	0.03	—	10,431
June 25, 2025	June 30, 2025	July 31, 2025	0.20	0.03	0.12	16,098
July 25, 2025	July 31, 2025	August 31, 2025	0.20	0.03	—	10,613
August 27, 2025	August 31, 2025	September 30, 2025	0.20	0.03	—	10,688
September 24, 2025	September 30, 2025	October 31, 2025	0.20	0.03	—	10,808
Total			$1.80	$0.27	$0.12	$98,390

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.18	$0.03	$—	$391
February 26, 2025	February 28, 2025	April 1, 2025	0.18	0.03	—	464
March 26, 2025	March 31, 2025	April 30, 2025	0.18	0.03	—	528
April 28, 2025	April 30, 2025	May 30, 2025	0.18	0.03	—	609
May 29, 2025	May 30, 2025	June 30, 2025	0.18	0.03	—	653
June 25, 2025	June 30, 2025	July 31, 2025	0.18	0.03	0.12	1,113
July 25, 2025	July 31, 2025	August 31, 2025	0.18	0.03	—	757
August 27, 2025	August 31, 2025	September 30, 2025	0.18	0.03	—	818
September 24, 2025	September 30, 2025	October 31, 2025	0.18	0.03	—	849
Total			$1.62	$0.27	$0.12	$6,182

			Class D
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
March 26, 2025	March 31, 2025	April 30, 2025	$0.19	$0.03	$—	$53
April 28, 2025	April 30, 2025	May 30, 2025	0.20	0.03	—	156
May 29, 2025	May 30, 2025	June 30, 2025	0.20	0.03	—	465
June 25, 2025	June 30, 2025	July 31, 2025	0.19	0.03	0.12	836
July 25, 2025	July 31, 2025	August 31, 2025	0.20	0.03	—	762
August 27, 2025	August 31, 2025	September 30, 2025	0.20	0.03	—	901
September 24, 2025	September 30, 2025	October 31, 2025	0.20	0.03	—	1,046
Total			$1.38	$0.21	$0.12	$4,219
(1) Base distributions per share are net of distribution and/or shareholder servicing fees.
(2) Includes capital gain distributions of $0.1190 per share for the July 31, 2025 distribution payment.

The following table summarizes distributions declared during the nine months ended September 30, 2024:

			Class I(1)
Date Declared	Record Date	Payment Date	Regular Distribution Per Share	Variable Supplemental Distribution Per Share	Special Distribution Per Share(3)	Total Distributions
January 29, 2024	January 31, 2024	February 28, 2024	$0.20	$0.03	$—	$6,152
February 27, 2024	February 29, 2024	March 28, 2024	0.20	0.03	—	6,469
March 27, 2024	March 29, 2024	April 30, 2024	0.20	0.03	0.18	12,155
April 23, 2024	April 30, 2024	May 30, 2024	0.20	0.03	—	7,056
May 28, 2024	May 31, 2024	June 28, 2024	0.20	0.03	—	7,322
June 24, 2024	June 28, 2024	July 30, 2024	0.20	0.03	0.15	13,516
July 23, 2024	July 31, 2024	August 29, 2024	0.20	0.03	—	8,538
August 27, 2024	August 30, 2024	September 30, 2024	0.20	0.03	—	8,684
September 25, 2024	September 30, 2024	October 31, 2024	0.20	0.03	0.15	14,411
Total			$1.80	$0.27	$0.48	$84,303

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(2)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(3)	Total Distributions
May 28, 2024	May 31, 2024	June 28, 2024	$0.18	$0.03	$—	$8
June 24, 2024	June 28, 2024	July 30, 2024	0.18	0.03	0.15	88
July 23, 2024	July 31, 2024	August 29, 2024	0.18	0.03	—	89
August 27, 2024	August 30, 2024	September 30, 2024	0.18	0.03	—	141
September 25, 2024	September 30, 2024	October 31, 2024	0.18	0.03	0.15	314
Total			$0.90	$0.15	$0.30	$640

(1) There were no Class D shares issued or outstanding during the nine months ended September 30, 2024.
(2) Base distributions per share are net of distribution and/or shareholder servicing fees.
(3) Includes capital gain distributions of $0.0147 per share for the October 31, 2024 distribution payment.

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the nine months ended September 30, 2025:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.89	$5,778	$1.59	$3,932	$2.07	$92,923
Net realized gain	0.12	404	0.12	287	0.12	5,467
Total	$2.01	$6,182	$1.71	$4,219	$2.19	$98,390

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the nine months ended September 30, 2024:

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

During the nine months ended September 30, 2025, there were 124,397 shares validly tendered and repurchased. During the nine months ended September 30, 2024, there were no shares validly tendered, and accordingly there were no shares repurchased.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	September 30, 2025	December 31, 2024
Unfunded delayed draw commitments	$326,571	$258,448
Unfunded revolving commitments	137,046	110,317
Total unfunded commitments	$463,617	$368,765

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2025, management was not aware of any pending or threatened litigation.
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

Recent Developments

Subscriptions

The Company received $22.9 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective October 1, 2025.

The Company received $39.0 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective November 3, 2025, excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On November 3, 2025, the Company offered to purchase up to 5% of its outstanding Common Shares as of September 30, 2025 at a price equal to the NAV per share as of December 31, 2025. The offer expires on December 3, 2025.

Distribution Declarations

On October 22, 2025, the Company declared a total distribution of $0.23 per Class I share, $0.21 per Class S share and $0.22 per Class D share, all of which is payable on November 26, 2025 to shareholders of record as of October 31, 2025.

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
As of September 30, 2025, 97.8% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	As of September 30, 2025
Change in Interest Rates	Interest Income	Interest Expense (1)	Net Income
Up 300 basis points	$86,199	$(35,959)	$50,240
Up 200 basis points	$57,466	$(23,973)	$33,493
Up 100 basis points	$28,733	$(11,986)	$16,747
Down 100 basis points	$(28,733)	$11,986	$(16,747)
Down 200 basis points	$(57,466)	$23,973	$(33,493)
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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management is not aware of any pending or threatened material litigation.
Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2024, as well as the risk factors set forth in the section captioned “Risk Factors” of Post-Effective Amendment No. 2 to our registration statement on Form N-2 filed on April 30, 2025, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2025 to the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2024 and the risk factors set forth in the section captioned “Risk Factors” of Post-Effective Amendment No. 2 to our registration statement on Form N-2 filed on April 30, 2025.
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

During the nine months ended September 30, 2025, there were 124,397 shares validly tendered and repurchased.

Item 3. Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
During the fiscal quarter ended September 30, 2025, none of the trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

10.11
Senior Secured Revolving Credit Agreement dated as of November 15, 2022 by and among T. Rowe Price OHA Select Private Credit Fund as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.12
Amended and Restated Revolving Credit and Security Agreement dated as of June 30, 2023 by and among T. Rowe Price OHA Select Private Credit Fund as Equityholder, TRP OHA SPV Funding I, LLC as Borrower, BNP Paribas as Administrative Agent, TRP OHA Servicer I, LLC as Servicer, The Bank of New York Mellon Trust Company, National Association as Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.13
Amendment No.1 to Senior Secured Revolving Credit Agreement, dated as of August 29, 2023, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2023 (File No. 814-01561))

10.14
Master Note Purchase Agreement, dated March 7, 2024, by and among T. Rowe Price OHA Select Private Credit Fund and the Purchasers party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 13, 2024 (File No. 814-01561))

10.15
Second Amendment to Revolving Credit and Security Agreement, dated as of August 6, 2024, by and among TRP OHA SPV Funding I, LLC, as borrower, BNP Paribas as administrative agent, The Bank of New York Mellon Trust Company, National Association, as collateral agent, T. Rowe Price OHA Select Private Credit Fund, as equityholder, TRP OHA Servicer I, LLC, as servicer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2024 (File No. 814-01561))

10.16
Commitment Increase Agreement, dated as of October 10, 2024, by and among T. Rowe Price OHA Select Private Credit Fund, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the issuing banks and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2024 (File No. 814-01561))

10.17
Loan and Servicing Agreement, dated as of November 5, 2024, by and among TRP OHA SPV Funding II, LLC, as borrower, the Company, as transferor, TRP OHA Servicer II, LLC, as servicer, The Bank of New York Mellon Trust Company, National Association, as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce, as administrative agent (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2024 (File No. 814-01561))

10.18
First Amendment to Loan and Servicing Agreement dated as of June 4, 2025, by and among TRP OHA SPV Funding II, LLC, as borrower, Canadian Imperial Bank of Commerce, as administrative agent and as a lender, and TRP OHA Servicer II, LLC, as servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2025 (File No. 814-01561))

10.19
Commitment Increase Agreement, dated as of November 25, 2024, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2024 (File No. 814-01561))

10.20
Commitment Increase Agreement, dated as of February 28, 2025, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2025 (File No. 814-01561))

10.21
Amended and Restated Senior Secured Revolving Credit Agreement among T. Rowe Price OHA Select Private Credit Fund, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2025 (File No. 814-01561))

10.22
Commitment Increase Agreement, dated as of August 20, 2025, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2025 (File No. 814-01561))

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

T. ROWE PRICE OHA SELECT PRIVATE CREDIT FUND

Date: November 5, 2025	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: November 5, 2025	/s/ Thomas Hansen
Thomas Hansen
Chief Financial Officer