Form 10-K
period 2025-12-31
T. Rowe Price OHA Select Private Credit Fund
filed 2026-03-12
CIK 1901164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-K
____________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of December 31, 2025, there was no established public market for the registrant’s common shares of beneficial interest. The registrant’s common shares, $0.01 par value per share, outstanding as of March 11, 2026, were 4,849,086, 6,743,884, and 50,029,874 of Class S, Class D, and Class I common shares, respectively. Common shares outstanding exclude March 2, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

T. ROWE PRICE OHA SELECT PRIVATE CREDIT FUND

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about T. Rowe Price OHA Select Private Credit Fund (the “Company,” “we,” “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “will,” “would,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, risks associated with possible disruption due to terrorism in our operations or the economy generally, the impact of geopolitical conditions, including revolution, insurgency, terrorism or war, and future changes in laws or regulations and conditions in our operating areas.
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

The Company seeks to capitalize on the deep expertise and extensive relationships with management teams and key market participants that Oak Hill Advisors, L.P. (together with its affiliated investment advisors and predecessor firms, “OHA” or the “Firm”) has developed over more than 30 years as a credit specialist to generate attractive risk-adjusted returns providing private financing solutions. Our investment strategy focuses primarily on directly originated and customized private financing solutions for larger companies. We generally define larger companies as companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) more than $75 million (“Larger Borrowers”), as may be adjusted for market disruptions, mergers and acquisitions related charges and synergies, and other items. While most of our investments will be in U.S. companies, from time to time, we also expect to invest in European and other non-U.S. companies. Our portfolio may also include equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, we will invest directly or indirectly at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit. Most of the debt instruments we invest in are unrated or rated below investment grade, which is often an indication of size, creditworthiness and speculative nature relative to the capacity of the borrower to pay interest and principal. Generally, if our unrated investments were rated, they would be rated below investment grade. These securities, which are often referred to as “junk” or “high yield”, have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are typically not readily traded.

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
•Changes in Financing Markets are Driving Growth in Private Lending. Secular changes largely set in motion by regulatory response to the global financial crisis of 2008-2009 have led to market supply / demand dynamics that have resulted in borrowers and private equity sponsors increasingly accessing the benefits of private financings. Increased regulation, industry consolidation and general risk aversion have caused traditional banks to retreat from lending markets. While bank retrenchment created a financing void, demand for capital continues to grow, evidenced by elevated private equity deal activity and “dry powder” (i.e., uncalled capital commitments), as well as M&A financing needs more broadly]. The supply / demand imbalance has created an opportunity for providers of private lending solutions, like OHA, to step in and directly originate financing solutions with attractive terms for investors. Capital available for private lending has grown accordingly causing the private lending market to develop in a large and viable alternative source of financing.
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
•Highly Experienced Team: The Company benefits from the full capabilities of OHA’s more than 130 investment professionals globally, under the leadership of the Company’s investment committee (the “Investment Committee”). The members of the Investment Committee have worked at OHA for over 25 years on average and have navigated and capitalized on numerous market cycles. Further, the deep continuity of OHA’s senior team has helped institutionalize a highly disciplined investment process. OHA believes that the consistency of this process has contributed to the consistency of its investment results across its corporate credit strategies. This robust process harnesses the complementary skill sets of industry, asset-class, transaction, documentation and workout specialists to enhance sourcing, due diligence, structuring and ongoing monitoring of investments. OHA further believes that the continuity of its team and execution of its time-tested investment process should position it to source and execute on highly attractive opportunities, often on a proprietary basis, on behalf of Company investors.
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
•Scaled, “One-stop Shop”: OHA believes that the size and breadth of its $111 billion1 platform solving diverse, often complex borrowers across private, liquid and structured credit markets is a distinct sourcing advantage. The resulting frequent dialogue and active engagement contribute to proprietary deal flow with significant repeat lender roles for OHA. These capabilities help maximize the number of opportunities that OHA sources which it considers critical given the highly selective nature of its investment process. OHA’s industry teams are responsible for investments in the private and liquid credit markets, which includes working closely with the Firm’s private credit specialists. This framework allows the relevant investment professional to serve as a single point of contact for a borrower that can deliver OHA’s scale and flexible solutions across the range of the corporate borrower’s financing needs over time. In many cases, OHA believes that management teams and sponsors do not know which financing solution will ultimately prove optimal and/or actionable as they assess their options. OHA can seamlessly partner across a full range of private, liquid or hybrid liquid/private solutions, positioning it to be a true partner of choice that can customize the best credit solution, regardless of the structure or complexity. In turn, OHA believes that it is viewed as a trusted, creative and thoughtful long-term lending partner, strongly positioning it when sponsors and management teams seek partners for proprietary financings or when assembling a small lending group. OHA’s flexibility on structure, combined with size to drive transactions, enable it to be a “one-stop shop” which is particularly relevant for Larger Borrowers who access both private and syndicated markets.
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
•Downside Protection: OHA believes that a key driver of success in private credit investing is the ability to limit credit mistakes and preserve capital. Accordingly, a focus on downside protection has been a core tenet of the
1 Assets under management (“AUM”) estimated as of December 31, 2025. Refers to the discretionary and non-discretionary assets of investment advisory clients, including co-investment advisory clients, and of certain tactical relationships to which OHA provides management, advisory or sourcing and administrative services. AUM includes net asset value, drawn and undrawn debt at the portfolio level, portfolio value and/or unfunded capital as applicable. AUM uses USD exchange rates as of the applicable month-end for any non-USD-denominated assets. For the CLOs OHA manages, OHA’s AUM is equal to the initial principal of collateral adjusted for paydowns. Additional information on the AUM calculation methodology is available upon request. Private, Opportunistic, Structured and Public are based on the primary strategy of each investment vehicle and/or account, each of which may invest in multiple asset classes. The AUM provided here is distinct from regulatory assets under management (as reported on the Form ADV), GIPS assets under management calculations, and capital under management. Totals may not add due to rounding.

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
•Significant Workout and Restructuring Expertise: OHA believes that the expertise gained as a leading distressed investor since 1990 offers a competitive advantage in the execution of its private credit strategy. Since 1990, OHA has made approximately $23 billion in distressed investments as of September 30, 2025. OHA seeks to capitalize on this capability when evaluating and structuring private credit investments to ensure that the transaction documentation offers protection across a broad range of outcomes. OHA believes its expertise as a distressed investor also enhances its ability to move with conviction to seize on opportunities resulting from market volatility in its performing investment activities, including private credit. OHA believes that its distressed investment expertise also provides it with a distinct advantage monitoring and managing investments. Should one of OHA’s performing credit investments encounter difficulty, the relevant industry team will leverage OHA’s extensive workout capabilities. The distressed team will work with the industry team to re-evaluate the company and capital structure from a distressed investing perspective and implement a strategy to optimize results.

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
Investment Selection
The Adviser implements its strategy through a highly disciplined and consistent investment process that OHA believes has contributed significantly to its strong performance over time. The key features of this process have been tested through multiple cycles since the Firm’s inception. These features include a deep, fundamental “private equity-style” due diligence process and a focus on loss avoidance and risk-adjusted returns. The investment process leverages the vast library of knowledge that the Firm has gained investing in thousands of companies since the early 1990s. In addition, across its platform, the Firm generally will have investments in several hundred companies at any given time. OHA believes that the strong integration of its investment team positions its investment process to benefit significantly from the vast amount of information gleaned on the broader economy, financial markets and at the industry and company level across the platform. These insights are regularly shared between industry teams, portfolio managers and product specialists through frequent dialogue and collaboration leading to a diversity of perspective from all areas of the Firm. The Company’s investment process will leverage OHA’s over 130-person investment team across the U.S. and Europe.2  OHA believes that the consistency of its process and the depth and experience of its investment team position it to build a diversified portfolio of private credit investments that generate attractive income-oriented returns with downside protection for the Company.
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
2 As of December 31, 2025.

OHA believes that the integration of its private liquid and structured credit investment strategies into a $111 billion credit specialist platform solving diverse, often complex financing needs across these markets is a distinct sourcing advantage.3 Notably, the scale of OHA’s firm-wide investment activities creates a high volume and frequency of engagement with sponsors, borrowers and other partners and counterparties. This framework continuously enriches knowledge of issuers, sponsors and their strategic and financing objectives across the OHA platform which drives private lending deal flow. For example, at any given time, OHA may be in dialogue with a sponsor on a private new issue transaction, a syndicated new issue transaction and a stressed or distressed investment that the Firm acquired in the secondary market. That dialogue may be focused on existing portfolio companies, potential new buy-out or M&A opportunities. OHA believes that this frequency of dialogue not only enhances its relationships, but also positions it to engage early when the next financing opportunity arises.
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
Each industry team focuses on understanding the full competitive landscape of their sector, regulatory considerations, key performance drivers and other industry-specific risks and opportunities. They maintain relationships with management teams, sponsors and other relevant constituents, including customers, suppliers, industry consultants, bankers and rating agencies. Active dialogue with companies and industry participants allows OHA to better understand the drivers of a company’s success, risks, strategy, culture and management team dynamics, which OHA believes leads to a better assessment of a company’s long-term business prospects and value. OHA seeks to engage with management teams prior to
3 Assets under management (“AUM”) estimated as of December 31, 2025. Refers to the discretionary and non-discretionary assets of investment advisory clients, including co-investment advisory clients, and of certain tactical relationships to which OHA provides management, advisory or sourcing and administrative services. AUM includes net asset value, drawn and undrawn debt at the portfolio level, portfolio value and/or unfunded capital as applicable. AUM uses USD exchange rates as of the applicable month-end for any non-USD-denominated assets. For the CLOs OHA manages, OHA’s AUM is equal to the initial principal of collateral adjusted for paydowns. Additional information on the AUM calculation methodology is available upon request. Private, Opportunistic, Structured and Public are based on the primary strategy of each investment vehicle and/or account, each of which may invest in multiple asset classes. The AUM provided here is distinct from regulatory assets under management (as reported on the Form ADV), GIPS assets under management calculations, and capital under management. Totals may not add due to rounding.

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

Co-Investment Relief

On July 18, 2025, the Company and the Adviser received an order from the SEC providing new and updated co-investment exemptive relief (the “2025 Co-Investment Order”) to allow certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors and pursuant to the conditions of the 2025 Co-Investment Order. The 2025 Co-Investment Order, which supersedes the co-investment order issued to the Company and the Adviser on August 21, 2023, is a new form of co-investment exemptive relief that requires that allocations be “fair and equitable” to the Company and requires the Board to approve certain co-investment transactions. The Company may determine to participate or not to participate in co-investment transactions, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on its investment strategy). The Board will be provided with reports or other information requested by the Board related to the Company’s participation in co-investment transactions.
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

When we determine our NAV as of the last day of a month that is not also the last day of a calendar quarter, the Adviser’s valuation team will prepare preliminary fair value estimates for each investment consistent with the methodologies set forth in the valuation policy. If an individual asset for which reliable market quotations are not readily available is known by the Adviser’s valuation team to have experienced a significant observable change4 since the most recent quarter end, an independent valuation firm may from time-to-time be asked by the Adviser’s valuation team to provide an independent fair value range for such asset. The independent valuation firm will provide a final range of values for each such investment to the Adviser’s Valuation Committee, along with analyses to support its valuation methodology and calculations.

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

4 A significant observable event generally refers to the material loss of physical assets, a payment default or payment deferral, a bankruptcy filing or a liquidity event relating to the interests held or the issuer.

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

As a RIC, the Company generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for distributions paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its shareholders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income for such taxable year. Generally, the Company intends to distribute to its shareholders, at least annually, substantially all of its investment company taxable income and net capital gains, if any.

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

A dividend will be treated as paid on December 31 of any calendar year if it is declared by the Company in October, November or December with a record date in such a month and paid by the Company during January of the following calendar year. Such dividends will be taxable to shareholders in the calendar year in which the dividends are declared, rather than the calendar year in which the dividends are received.

If the Company failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at the regular corporate rate on its taxable income (including distributions of net capital gain), even if such income were distributed to its shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

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

As of December 31, 2025, we had approximately $1,433.6 million of outstanding borrowings under our credit facilities. The weighted average stated interest rate on our total principal amount of outstanding indebtedness as of December 31, 2025 was 6.1% (excluding deferred financing costs, deferred issuance costs and unused fees). We intend to continue borrowing under the credit facilities in the future and we may increase the size of the credit facilities or issue debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so).

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

The following table illustrates the effect on return to a holder of our shares of the leverage created by our use of borrowing at the weighted average stated interest rate of 6.1% (excluding deferred financing costs, deferred issuance costs and unused fees) as of December 31, 2025, together with (a) our total value of net assets as of December 31, 2025; (b) approximately $1,433.6 million in aggregate principal amount of indebtedness outstanding as of December 31, 2025 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

	Assumed Return on Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholders (2)	(24.9)%	(15.2)%	(5.5)%	4.2%	13.9%

(1) The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2025.

(2) In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2025 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 6.1% (excluding deferred financing costs, deferred issuance costs and unused fees) by the approximately $1,433.6 million of principal debt outstanding) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2025 to determine the “Corresponding Return to Common Shareholders.”

Based on our outstanding indebtedness of $1,433.6 million as of December 31, 2025 and the effective weighted average annual interest rate of 6.1% as of that date (excluding deferred financing costs, deferred issuance costs and unused fees), our investment portfolio would have been required to experience an annual return of at least 2.86% to cover annual interest payments on the outstanding debt.

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

Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide.There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the United Kingdom leaving the European Union, the Russia-Ukraine war, ongoing conflicts in the Middle East, outbreaks of disease epidemics and pandemics such as the avian influenza and the coronavirus (COVID-19), rising interest rates or renewed inflationary pressure.
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

The Company is Subject to Risks Relating to Distributions. The Company intends to pay monthly distributions to shareholders out of assets legally available for distribution. We cannot guarantee that we will make distributions, and if we do we may fund such distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, net proceeds from the current offering or return of capital, and although we generally expect to fund distributions from cash flow from operations, we have not established limits on the amounts we may pay from such sources. The Company cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Company is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Company violates certain debt financing agreements, its ability to pay distributions to shareholders could be limited. All distributions will be paid at the discretion of the Company’s Board and will depend on the Company’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Company pays to investors in a year may exceed the Company’s current and accumulated earnings and profits and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The amount treated as a tax-free return of capital will reduce an investor’s adjusted tax basis in the Company’s shares, thereby increasing the investor’s potential taxable gain or reducing the potential taxable loss on the sale of the shares.

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

Our Business and Operations May Be Negatively Affected by Risks Relating to the Use of Artificial Intelligence. Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other non-U.S. jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws to AI or are considering general legal frameworks for AI, such as the European Union Artificial Intelligence Act. While the Adviser does not use AI at this time to make investment recommendations, the use of AI could exacerbate or create new and unpredictable risks to our business, including by potentially significantly disrupting the markets in which we operate or subjecting us and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by the Adviser.
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

Deflation risk is the risk that prices throughout the economy decline over time. Deflation may have an adverse effect on the creditworthiness of issuers and may make issuer default more likely, which may result in a decline in the value of the Company’s assets.
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
The Company is Subject to Risks Associated with Real Estate.  The Company may invest in mortgage-backed securities, individual mortgages and other real estate credit investments.  Investments in mortgage-backed securities are subject to the risks applicable to the risks described above in “– Risks Associated with Subordinated Debt Tranches,” as well as the risks applicable to real estate investments generally.  With respect to particular real estate credit investments, real estate debt instruments that are in default may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-

down of the principal of such debt instruments.  Even if a restructuring were successful, a risk exists that upon maturity of such real estate debt instrument, replacement “takeout” financing will not be available.  It is possible that the Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate debt instruments purchased by the Company.  The foreclosure process can be lengthy, uncertain and expensive.  Real estate risks typically include fluctuations in the real estate markets, slowdown in demand for the purchase or rental of properties, changes in the relative popularity of property types and locations, the oversupply of a certain type of property, changes in regional, national and international economic conditions, adverse local market conditions, the financial conditions of tenants, buyers and sellers of properties, changes in building, environmental, zoning and other laws and other governmental rules and fiscal policies, changes in real property tax rates or the assessed values of the investments, changes in interest rates and the availability or terms of debt financing, changes in operating costs, risks due to dependence on cash flow, environmental claims arising in respect of real estate acquired with undisclosed or unknown environmental problems or as to which inadequate reserves had been established, uninsured casualties, risks due to dependence on cash flow and risks and operating problems arising out of the presence of certain construction materials, unavailability of or increased cost of certain types of insurance coverage, such as terrorism insurance, fluctuations in energy prices, acts of God, natural disasters and uninsurable losses, acts of war (declared and undeclared), terrorist acts, strikes and other factors which are not within the control of the Adviser.
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

The Company is Subject to Risks Related to Changes to U.S. Tariff and Import or Export Regulations. The U.S. has recently enacted and proposed to enact significant new tariffs. Additionally, the new Presidential Administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict the Company’s portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact the Company’s business.

The Company May Be Subject to Risks Related to Investments in Companies in the Software Industry. The software industry can be significantly affected by intense competition, aggressive pricing, technological innovations, and product obsolescence. Companies in the software industry are subject to significant competitive pressures, such as aggressive pricing, new market entrants, competition for market share, short product cycles due to an accelerated rate of technological developments and the potential for limited earnings and/or falling profit margins. These companies also face the risks that new services, equipment or technologies will not be accepted by consumers and businesses or will become rapidly obsolete. These factors can affect the profitability of these companies and, as a result, the value of their securities. Also, patent protection is integral to the success of many companies in this industry, and profitability can be affected materially by, among other things, the cost of obtaining (or failing to obtain) patent approvals, the cost of litigating patent infringement and the loss of patent protection for products (which significantly increases pricing pressures and can materially reduce profitability with respect to such products). In addition, many software companies have limited operating histories. Prices of these companies’ securities historically have been more volatile than other securities, especially over the short term.

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
The Company May Experience Difficulty with Paying Required Distributions.  For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.
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

Company Management's Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO, and the CISO of the Adviser, manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s risk management function generally and relies on the Adviser’s CISO to assist with assessing and managing material risks from cybersecurity threats. The CISO has 15 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as CCO to the Company since 2022 and has worked in the financial services industry for 19 years, during which the CCO has gained expertise in assessing and managing risk applicable to the Company.

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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, management is not aware of any pending or threatened material litigation.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Share Issuances

The Offering consists of three classes of shares of our shares, Class S shares, Class D shares and Class I shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of common shares has the same economics and voting rights. Our common shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common shares. As of March 11, 2026, there were 1,197 holders of record of our Class S common shares, 741 holders of record of our Class I common shares, and 327 holders of record of our Class D common shares. Holders of record exclude holders with only March 2, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of shares outstanding of the class at the date as of which the determination is made.

The following table presents our monthly NAV per share for each of the three classes of shares for the fiscal year ended December 31, 2025:

	NAV Per Share
	Class S	Class D (1)	Class I
January 31, 2025	$27.50	$—	$27.50
February 28, 2025	$27.40	$—	$27.40
March 31, 2025	$27.25	$27.25	$27.25
April 30, 2025	$27.07	$27.07	$27.07
May 31, 2025	$27.11	$27.11	$27.11
June 30, 2025	$26.90	$26.90	$26.90
July 31, 2025	$26.92	$26.92	$26.92
August 31, 2025	$26.85	$26.85	$26.85
September 30, 2025	$26.94	$26.94	$26.94
October 31, 2025	$26.88	$26.88	$26.88
November 30, 2025	$26.87	$26.87	$26.87
December 31, 2025	$26.89	$26.89	$26.89
(1) Class D inception date is March 3, 2025.
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

The following tables summarize our distributions declared and payable for the year ended December 31, 2025 (dollar amounts in thousands, except per share amounts):

			Class I
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.20	$0.03	$—	$9,688
February 26, 2025	February 28, 2025	April 1, 2025	0.20	0.03	—	9,750
March 26, 2025	March 31, 2025	April 30, 2025	0.20	0.03	—	9,943
April 28, 2025	April 30, 2025	May 30, 2025	0.20	0.03	—	10,371
May 29, 2025	May 30, 2025	June 30, 2025	0.20	0.03	—	10,431
June 25, 2025	June 30, 2025	July 31, 2025	0.20	0.03	0.12	16,098
July 25, 2025	July 31, 2025	August 31, 2025	0.20	0.03	—	10,613
August 27, 2025	August 31, 2025	September 30, 2025	0.20	0.03	—	10,688
September 24, 2025	September 30, 2025	October 31, 2025	0.20	0.03	—	10,808
October 22, 2025	October 31, 2025	November 28, 2025	0.20	0.03	—	10,780
November 25, 2025	November 28, 2025	December 31, 2025	0.20	0.03	—	10,948
December 23, 2025	December 31, 2025	January 30, 2026	0.20	0.03	—	11,125
Total			$2.40	$0.36	$0.12	$131,243

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share (2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.18	$0.03	$—	$391
February 26, 2025	February 28, 2025	April 1, 2025	0.18	0.03	—	464
March 26, 2025	March 31, 2025	April 30, 2025	0.18	0.03	—	528
April 28, 2025	April 30, 2025	May 30, 2025	0.18	0.03	—	609
May 29, 2025	May 30, 2025	June 30, 2025	0.18	0.03	—	653
June 25, 2025	June 30, 2025	July 31, 2025	0.18	0.03	0.12	1,113
July 25, 2025	July 31, 2025	August 31, 2025	0.18	0.03	—	757
August 27, 2025	August 31, 2025	September 30, 2025	0.18	0.03	—	818
September 24, 2025	September 30, 2025	October 31, 2025	0.18	0.03	—	849
October 22, 2025	October 31, 2025	November 28, 2025	0.18	0.03	—	892
November 25, 2025	November 28, 2025	December 31, 2025	0.18	0.03	—	935
December 23, 2025	December 31, 2025	January 30, 2026	0.18	0.03	—	979
Total			$2.16	$0.36	$0.12	$8,988

			Class D(3)
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share (2)	Total Distributions
March 26, 2025	March 31, 2025	April 30, 2025	$0.19	$0.03	$—	$53
April 28, 2025	45777	45807	0.20	0.03	—	156
May 29, 2025	45807	45838	0.20	0.03	—	465
June 25, 2025	June 30, 2025	July 31, 2025	0.19	0.03	0.12	836
July 25, 2025	July 31, 2025	August 31, 2025	0.20	0.03	—	762
August 27, 2025	August 31, 2025	September 30, 2025	0.20	0.03	—	901
September 24, 2025	September 30, 2025	October 31, 2025	0.20	0.03	—	1,046
October 22, 2025	October 31, 2025	November 28, 2025	0.19	0.03	—	1,140
November 25, 2025	November 28, 2025	December 31, 2025	0.19	0.03	—	1,281
December 23, 2025	December 31, 2025	January 30, 2026	0.19	0.03	—	1,359
Total			$1.95	$0.30	$0.12	$7,999

(1) Base distributions per share are net of distribution and/or shareholder servicing fees.
(2) Includes capital gain distribution of $0.1190 per share for the July 31, 2025 distribution payment.
(3) Class D inception date is March 3, 2025.

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

During the year ended December 31, 2025, approximately 512,838 shares were repurchased.

The following table further summarizes the share repurchases completed during the year ended December 31, 2025 (dollar amounts in thousands):

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase(1)	Repurchase Pricing Date	Amount Repurchased (all classes)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased(1)
March 4, 2025	5%	March 31, 2025	$329	12,079	0.03%
June 3, 2025	5%	June 30, 2025	$3,016	112,318	0.22%
September 3, 2025	5%	September 30, 2025	$10,469	388,441	0.70%
December 3, 2025	5%	December 31, 2025	$5,232	194,608	0.33%

(1) Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full. The December 3, 2025 repurchase deadline request was satisfied in the first quarter of 2026.

Senior Securities

Information about our senior securities is shown as of the dates indicated in the table below. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2025, is attached as an exhibit to this Annual Report on Form 10-K.

Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
JPM Credit Facility
12/31/2025	$776.1	$3,907.1	—	N/A
12/31/2024	$356.1	$5,943.6	—	N/A
12/31/2023	$246.1	$5,132.3	—	N/A

12/31/2022	$31.0	$2,603.1	—	N/A
BNP Credit Facility
12/31/2025	$261.5	$11,596.4	—	N/A
12/31/2024	$260.0	$8,141.4	—	N/A
12/31/2023	$312.5	$4,041.4	—	N/A
2024A Senior Notes
12/31/2025	$300.0	$10,108.2	—	N/A
12/31/2024	$300.0	$7,055.9	—	N/A
CIBC Credit Facility
12/31/2025	$96.0	$31,588.2	—	N/A
12/31/2024	$—	$—	—	N/A
Total Senior Securities
12/31/2025	$1,433.6	$2,115.2	—	N/A
12/31/2024	$916.1	$2,310.5	—	N/A
12/31/2023	$558.6	$2,261.0	—	N/A
12/31/2022	$31.0	$2,603.1	—	N/A

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

Recent Sales of Unregistered Securities

On November 10, 2022, the Company issued 2,000,000 Class I common shares for net proceeds of $50.0 million to an affiliate of the Adviser. The following table summarizes each Class I common share issuance in connection with private placements for the year ended December 31, 2023 (dollar amounts are in thousands). All other Class I common shares issued during the years ended December 31, 2023, December 31, 2024, and December 31, 2025 were issued pursuant to the Company's Offering.

	Shares Issued	Proceeds
June 30, 2023	9,449,456	$248,826
September 22, 2023	6,530,360	179,500
Total	15,979,816	$428,326

All Class S common shares issued during the years ended December 31, 2025 and December 31, 2024 were issued pursuant to the Company's Offering. There were no Class S shares issued for the year ended December 31, 2023.

All Class D common shares issued during the year ended December 31, 2025 were issued pursuant to the Company's Offering. There were no Class D shares issued for the years ended December 31, 2024 and December 31, 2023.

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
Overview
The Company was initially formed on December 16, 2021 as a Delaware limited liability company and subsequently converted into a Delaware statutory trust on March 2, 2022.  We are an externally managed, closed-end, non-diversified management investment company that elected to be regulated as a business development company under the 1940 Act on June 30, 2023. We have an indefinite term. The Adviser is registered under the Investment Advisers Act of 1940. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code.
The Company's investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments capturing long-term capital appreciation, while maintaining a strong focus on downside protection. The Company invests primarily in directly originated and customized private financing solutions, including loans and other debt securities with a strong focus on senior secured lending to larger companies. The Company primarily targets investments in first lien loans, unitranche loans, second lien loans and other corporate secured debt. The Company may also invest in equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, the Company will invest directly or indirectly at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation. From inception through December 31, 2025, we have invested approximately $4.0 billion in aggregate cost of debt investments prior to any subsequent exits or repayments, including the $521.4 million of debt investments acquired through an in-kind contribution on June 30, 2023.
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
Revenues
We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our preferred equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of December 31, 2025 and December 31, 2024, 97.5% and 99.7% of our debt investments based on fair value in our portfolio were at floating rates, respectively. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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
The Adviser agreed to incur organizational and offering costs on behalf of the Company and did not seek reimbursement of incurred organizational and offering costs until after the Company elected to be regulated as a BDC on June 30, 2023. Following the effective date of the Company's registration statement of September 29, 2023, the Adviser has sought reimbursement of allocated organizational and offering costs from the Company. As of December 31, 2025 and December 31, 2024, the Company had no offering costs or organizational costs payable to the Adviser.

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
Portfolio and Investment Activity
As of December 31, 2025, based on fair value, our portfolio consisted of 90.4% first lien debt investments, 7.8% second lien debt investments, 1.5% preferred equity investments, and 0.3% common equity investments. As of December 31, 2024, based on fair value, our portfolio consisted of 95.4% first lien debt investments, 4.3% second lien debt investments, and 0.3% preferred equity investments.
As of December 31, 2025 and December 31, 2024, we had investments in 135 and 104 portfolio companies, respectively, with an aggregate fair value of approximately $2,893.6 million and $2,053.4 million, respectively.
Our investment activity for the years ended December 31, 2025 and December 31, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Total investments, beginning of year	$2,051,457	$1,131,726	$72,246
New investments purchased (1)	1,540,181	1,319,113	578,739
New investments acquired through in-kind contribution	—	—	521,356
Net accretion of discount on investments	11,314	10,177	2,130
Net realized gain (loss) on investments	(1,419)	(3,002)	51
Investments sold or repaid	(695,730)	(406,557)	(42,796)
Total investments, end of year	$2,905,803	$2,051,457	$1,131,726
(1) Purchases include PIK interest, if applicable.

The following table presents certain selected information regarding our investment portfolio:

	As of
	December 31, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost(1)	10.0%	10.9%
Weighted average yield on debt and income producing investments, at fair value(1)	10.0%	10.9%
Number of portfolio companies	135	104
Weighted average EBITDA (2)	$312.0	$254.0
Average loan-to-value (LTV) (3)	44.9%	43.9%
Percentage of debt investments bearing a floating rate, at fair value	97.5%	99.7%
Percentage of debt investments bearing a fixed rate, at fair value	2.5%	0.3%
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
Our investments consisted of the following as of December 31, 2025 and December 31, 2024:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,630,098	$2,616,864	90.4%	$1,954,192	$1,958,306	95.4%
Second Lien Debt	226,842	225,900	7.8%	91,084	88,945	4.3%
Preferred Equity	41,545	43,101	1.5%	6,181	6,176	0.3%
Common Stocks	7,318	7,694	0.3%	—	—	—%
Total	$2,905,803	$2,893,559	100.0%	$2,051,457	$2,053,427	100.0%
As of December 31, 2025 and December 31, 2024, there were no investments on non-accrual status.

The tables below describe investments by industry composition based on fair value as of December 31, 2025 and

December 31, 2024:

December 31, 2025
High Tech	19.6%
Services: Business	16.9%
Healthcare, Education and Childcare	14.6%
Automobile	6.7%
Services: Consumer	5.7%
Capital Equipment	5.2%
Finance	4.2%
Media: Diversified & Production	4.1%
Construction & Building	3.5%
Insurance	3.0%
Aerospace and Defense	2.5%
Chemicals, Plastics and Rubber	2.4%
Retail Stores	2.2%
Telecommunications	1.9%
Consumer Goods: Durable	1.7%
Cargo Transport	1.2%
Containers, Packaging and Glass	1.2%
Buildings and Real Estate	1.1%
Printing and Publishing	0.9%
Ecological	0.6%
Utilities: Water	0.5%
Banking	0.3%
Total	100.0%

December 31, 2024
Healthcare, Education and Childcare	15.5%
High Tech	15.1%
Services: Business	14.9%
Insurance	10.1%
Automobile	7.0%
Capital Equipment	6.5%
Services: Consumer	4.2%
Aerospace and Defense	3.9%
Finance	3.5%
Chemicals, Plastics and Rubber	2.9%
Media: Diversified & Production	2.9%
Retail Stores	2.5%
Consumer Goods: Durable	2.4%
Construction & Building	2.1%
Cargo Transport	1.4%
Printing and Publishing	1.2%
Technology & Electronics	1.2%
Buildings and Real Estate	0.8%
Ecological	0.7%
Broadcasting and Entertainment	0.5%
Containers, Packaging and Glass	0.3%
Banking	0.3%
Telecommunications	0.1%
Total	100.0%

The tables below describe investments by geographic composition based on fair value as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,730,855	$2,712,441	93.7%	170.8%
United Kingdom	74,965	75,149	2.6%	4.7%
Germany	59,819	64,215	2.2%	4.0%
Canada	25,989	26,257	0.9%	1.7%
Greece	9,321	10,643	0.4%	0.7%
Ireland	4,854	4,854	0.2%	0.3%
Total	$2,905,803	$2,893,559	100.0%	182.2%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,884,451	$1,887,769	92.0%	157.2%
United Kingdom	75,501	75,496	3.7%	6.3%
Switzerland	56,317	55,885	2.7%	4.6%
Germany	25,806	25,234	1.2%	2.1%
Canada	9,382	9,043	0.4%	0.8%
Total	$2,051,457	$2,053,427	100.0%	171.0%
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

The below table summarizes the Risk Ratings as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Risk Rating 1	$233,605	8.1%	$202,097	9.9%
Risk Rating 2	2,312,818	79.9%	1,647,599	80.2%
Risk Rating 3	334,057	11.5%	180,372	8.8%
Risk Rating 4	13,079	0.5%	23,359	1.1%
Risk Rating 5	—	—%	—	—%
Total investments	$2,893,559	100.0%	$2,053,427	100.0%

As of December 31, 2025 and December 31, 2024, the weighted average Risk Rating of our debt investment portfolio was 2.04 and 2.01, respectively.

Results of Operations

The following table represents the operating results:

	For the Year Ended
(Amounts in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Total investment income	$267,822	$206,733	$59,844
Total expenses, net of fee waivers and expense support	131,943	91,414	24,011
Net investment income (loss) before excise tax	135,879	115,319	35,833
Excise tax expense		194	275
Net investment income (loss)	135,879	115,125	35,558
Net realized gain (loss)	(8,113)	(696)	359
Net unrealized appreciation (depreciation)	(14,389)	(12,957)	16,126
Net increase (decrease) in net assets resulting from operations	$113,377	$101,472	$52,043
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Investment income was as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest and dividend income	$243,405	$189,264	$55,385
PIK income	14,458	4,452	994
Other income	9,959	13,017	3,465
Total investment income	$267,822	$206,733	$59,844

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023 total investment income was approximately $267.8 million, $206.7 million, and $59.8 million, respectively. As of December 31, 2025 and December 31, 2024, the size of our investment portfolio at fair value was approximately $2,893.6 million and $2,053.4 million, respectively, and the weighted average yield on debt and income producing investments at fair value was 10.0% and 10.9%, respectively.

Expenses

Expenses were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest and debt fee expense	$81,856	$59,038	$19,516
Management fees	17,100	11,793	2,522
Income incentive fee	19,711	15,632	4,178
Distribution and shareholder servicing fees
Class S	781	126	—
Class D	195	—	—
Professional fees	2,787	2,375	1,299
Board of Trustees fees	393	390	389
Administrative services expenses	2,904	1,685	550
Organization costs	—	—	94
Other general & administrative expenses	4,420	4,913	1,463
Amortization of deferred offering costs	220	2,341	1,102
Total expenses before fee waivers and expense support	$130,367	$98,293	$31,113
Expense support	—	(1,306)	(402)
Recoupment of expense support	1,576	134	—
Management fees waiver	—	(2,344)	(2,522)
Income incentive fee waiver	—	(3,363)	(4,178)
Total expenses net of fee waivers and expense support	$131,943	$91,414	$24,011
Excise tax	$—	$194	$275
Total expenses	$131,943	$91,608	$24,286

Interest and debt fee expense
For the year ended December 31, 2025, interest and debt fee expense was $81.9 million, primarily due to $1,108.9 million of average borrowings under existing credit facilities and unsecured notes, at a weighted average interest rate of 6.8%.

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

For the year ended December 31, 2025, the Company incurred management fees of $17.1 million, none of which were waived.

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

For the year ended December 31, 2025, the Company incurred an income incentive fee of $19.7 million, none of which was waived. For the year ended December 31, 2025, the Company incurred no capital gains incentive fee.

For the year ended December 31, 2024, the Company incurred an income incentive fee of $15.6 million, of which $3.4 million were waived. For the year ended December 31, 2024, the Company incurred no capital gains incentive fee.
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
Total other expenses were approximately $10.7 million, $11.7 million, and $4.9 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. Total other expenses were primarily comprised of approximately $2.8 million, $2.4 million, and $1.3 million of professional fees (including legal, audit, and tax), approximately $4.4 million, $4.9 million, and $1.5 million of other general and administrative expenses (including insurance, research, and other allocated costs), approximately $2.9 million, $1.7 million, and $0.6 million of administrative service expenses, and approximately $0.2 million, $2.3 million, and $1.1 million of amortization of deferred offering costs for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

The Adviser has sought reimbursement of allocated organizational and offering costs since the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. As of December 31, 2025, the Company had no offering costs or organizational costs payable to the Adviser. As of December 31, 2024, the Company had no offering costs or organizational costs payable to the Adviser.

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

The following table presents a summary of Expense Payments and the related Reimbursement Payments for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

For the Year Ended	Expense Support from the Advisor	Payable to Advisor	Recoupment of Expense Support	Unreimbursed Expense Support
December 31, 2025	$—	$—	$1,708	$—
December 31, 2024	$1,384	$132	$—	$1,708
December 31, 2023	$324	$—	$—	$324

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

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023 we incurred $0.0 million, $0.2 million, and $0.3 million in U.S. federal excise tax, respectively.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Non-controlled/non-affiliated investments	$(1,419)	$(3,002)	$51
Foreign currency transactions	926	(445)	114
Foreign currency forward contracts	(7,620)	2,751	194
Net realized gain (loss)	$(8,113)	$(696)	$359
For the year ended December 31, 2025, we had net realized losses of approximately $8.1 million, respectively, which were primarily due to net realized losses on foreign currency forward contracts of $7.6 million. For the year ended December 31, 2025, the net realized losses on foreign currency forward contracts were mainly due to EUR forward contracts. For the year ended December 31, 2024, we generated net realized losses of approximately $0.7 million, which were primarily due to net realized losses on non-controlled/non-affiliated investments of $3.0 million. For the year ended December 31, 2023, we generated net realized gains of approximately $0.4 million, which was primarily comprised of net realized gains on foreign currency transactions and foreign currency forward contracts. For the year ended December 31, 2023, the net realized gains on foreign currency forward contracts were mainly due to CAD forward contracts.

Net Change in Unrealized Appreciation (Depreciation)
Net change in unrealized appreciation (depreciation) was comprised of the following:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net change in unrealized appreciation (depreciation) on investments	$(14,214)	$(14,716)	$17,174
Net change in unrealized appreciation (depreciation) on foreign currency translation	210	(80)	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(385)	1,839	(1,048)
Net change in unrealized appreciation (depreciation)	$(14,389)	$(12,957)	$16,126
For the year ended December 31, 2025, we generated $14.4 million of net unrealized depreciation which were primarily due to net unrealized depreciation on investments of $14.2 million driven by negative valuation adjustments and reversal of unrealized appreciation recorded in prior periods. For the year ended December 31, 2024, we generated $13.0 million of net unrealized depreciation, which were primarily due to net unrealized depreciation on investments of $14.7 million, driven by reversal of unrealized appreciation recorded in prior periods and negative valuation adjustments. For the year ended December 31, 2023, we generated $16.1 million of net unrealized appreciation, which were primarily due to positive valuation adjustments on investments driven by tightening spreads.

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
As of December 31, 2025, we had approximately $140.9 million in cash, cash equivalents, and restricted cash. During the year ended December 31, 2025, we used approximately $705.6 million in cash for operating activities, primarily due to investment purchases of $1,524.0 million, partially offset by sales and principal repayments of $695.7 million, and a net increase in assets resulting from operations of $113.4 million. Cash provided by financing activities was approximately $784.1 million during the year, which was primarily the result of $435.3 million from the issuance of common shares and $874.5 million of debt borrowings, partially offset by repayments of debt of $357.0 million and distributions paid in cash of $149.1 million.
As of December 31, 2024, we had approximately $62.2 million in cash, cash equivalents and restricted cash. During the year ended December 31, 2024, we used $789.2 million in cash for operating activities, primarily due to investment purchases of $1,314.0 million, partially offset by sales and principal repayments of $406.6 million, and a net increase in assets resulting from operations of $101.5 million. Cash provided by financing activities was approximately $745.9 million during the year, which was primarily the result of $512.8 million from the issuance of common shares and $886.3 million of debt borrowings, partially offset by net repayments of debt of $532.5 million and distributions in cash of $115.3 million.

Borrowings

As of December 31, 2025, we had an aggregate amount of $1,441.9 million of debt outstanding and our asset coverage ratio was 210.0%. As of December 31, 2024, we had an aggregate amount of $913.1 million of debt outstanding and our asset coverage ratio was 231.1%.
The following tables present the Company’s outstanding borrowings as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$1,030,000	$776,146	$776,146	$776,146
BNP Credit Facility (1)(2)	500,000	261,500	261,500	261,500
2024A Senior Notes (3)(4)	300,000	300,000	308,210	310,576
CIBC Credit Facility (1)(2)	250,000	96,000	96,000	96,000
Total Debt	$2,080,000	$1,433,646	$1,441,856	$1,444,222

	As of December 31, 2024
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$795,000	$356,146	$356,146	$356,146
BNP Credit Facility (1)(2)	400,000	260,000	260,000	260,000
2024A Senior Notes (3)(4)	300,000	300,000	296,907	300,000
CIBC Credit Facility (1)(2)	250,000	—	—	—
Total Debt	$1,745,000	$916,146	$913,053	$916,146

(1)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.
(2)Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(3)Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs. As of December 31, 2025, carrying value and fair value is also inclusive of an incremental $10.6 million adjustment in the carrying value of the 2024A Senior Notes resulting from a hedge accounting relationship.
(4)The fair value of these debt obligations would be categorized as Level 3 under ASC 820-10.

We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Equity

The following table summarizes capital activity for the year ended December 31, 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of year	43,472,573	$435	$1,197,185	$(85)	$413	$2,681	$1,200,629
Common shares issued	15,199,341	152	411,438	—	—	—	411,590
Distribution reinvestment	913,215	9	24,685	—	—	—	24,694
Repurchase of common shares	(512,838)	(5)	(13,809)	—	—	—	(13,814)
Net investment income (loss)	—	—	—	135,879	—	—	135,879
Net realized gain (loss)	—	—	—	—	(8,113)	—	(8,113)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(14,214)	(14,214)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(175)	(175)
Distributions declared	—	—	(4,347)	(137,725)	(6,158)	—	(148,230)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	(141)	(7,924)	8,065	—	—
Balance, end of year	59,072,291	$591	$1,615,011	$(9,855)	$(5,793)	$(11,708)	$1,588,246

The following table summarizes capital activity for the year ended December 31, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of year	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	$704,431
Common shares issued	18,053,705	181	505,337	—	—	—	505,518
Distribution reinvestment	259,998	2	7,246	—	—	—	7,248
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	115,125	—	—	115,125
Net realized gain (loss)	—	—	—	—	(696)	—	(696)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(14,716)	(14,716)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,759	1,759
Distributions declared	—	—	—	(117,470)	(570)	—	(118,040)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	(2,537)	(3,946)	6,483	—	—
Balance, end of year	43,472,573	$435	$1,197,185	$(85)	$413	$2,681	$1,200,629

The following table summarizes capital activity for the year ended December 31, 2023:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of year	2,000,000	$20	$49,980	$175	$8	$(488)	$49,695
Common shares issued	23,158,870	232	628,661	—	—	—	628,893
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	35,558	—	—	35,558
Net realized gain (loss)	—	—	—	—	359	—	359
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	17,174	17,174
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(1,048)	(1,048)
Distributions declared	—	—	—	(26,200)	—	—	(26,200)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	8,498	(3,327)	(5,171)	—	—
Balance, end of year	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	$704,431

As of December 31, 2025, we had 48,394,834 Class I shares, 4,624,605 Class S shares, and 6,052,852 Class D shares issued and outstanding with a par value of $0.01 per share.

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

The following table summarizes transactions in common shares for the year ended December 31, 2025:

	Shares	Amount
Class I:
Proceeds from shares sold	6,504,685	$176,458
Repurchase of shares	(502,684)	(13,541)
Transfer of shares	7,602	204
Distribution reinvestment	565,418	15,311
Net increase (decrease)	6,575,021	178,432
Class S:
Proceeds from shares sold	2,804,314	76,134
Repurchase of shares	(10,154)	(273)
Transfer of shares	(6,883)	(185)
Distribution reinvestment	184,568	4,990
Net increase (decrease)	2,971,845	80,666
Class D:
Proceeds from shares sold	5,890,369	158,999
Repurchase of shares	—	—
Transfer of shares	(744)	(20)
Distribution reinvestment	163,227	4,393
Net increase (decrease)	6,052,852	163,372
Total increase (decrease)	15,599,718	$422,470
The following table summarizes transactions in common shares for the year ended December 31, 2024

	Shares	Amount
Class I:
Proceeds from shares sold	16,422,668	$460,031
Repurchase of shares	—	—
Distribution reinvestment	238,276	6,643
Net increase (decrease)	16,660,944	466,674
Class S:
Proceeds from shares sold	1,631,037	45,487
Repurchase of shares	—	—
Distribution reinvestment	21,722	605
Net increase (decrease)	1,652,759	46,092
Total increase (decrease)	18,313,703	$512,766

The following table summarizes transactions in common shares for the year ended December 31, 2023:

	Shares	Amount
Class I:
Proceeds from shares sold	23,158,870	$628,893
Repurchase of shares	—	—
Distribution reinvestment	—	—
Net increase (decrease)	23,158,870	628,893
Class S:
Proceeds from shares sold	—	—
Repurchase of shares	—	—
Distribution reinvestment	—	—
Net increase (decrease)	—	—
Total increase (decrease)	23,158,870	$628,893

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
The Company’s distributions are recorded on the record date. The following tables summarize distributions declared during the year ended December 31, 2025:

			Class I
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.20	$0.03	$—	$9,688
February 26, 2025	February 28, 2025	April 1, 2025	0.20	0.03	—	9,750
March 26, 2025	March 31, 2025	April 30, 2025	0.20	0.03	—	9,943
April 28, 2025	April 30, 2025	May 30, 2025	0.20	0.03	—	10,371
May 29, 2025	May 30, 2025	June 30, 2025	0.20	0.03	—	10,431
June 25, 2025	June 30, 2025	July 31, 2025	0.20	0.03	0.12	16,098
July 25, 2025	July 31, 2025	August 31, 2025	0.20	0.03	—	10,613
August 27, 2025	August 31, 2025	September 30, 2025	0.20	0.03	—	10,688
September 24, 2025	September 30, 2025	October 31, 2025	0.20	0.03	—	10,808
October 22, 2025	October 31, 2025	November 28, 2025	0.20	0.03	—	10,780
November 25, 2025	November 28, 2025	December 31, 2025	0.20	0.03	—	10,948
December 23, 2025	December 31, 2025	January 30, 2026	0.20	0.03	—	11,125
Total			$2.40	$0.36	$0.12	$131,243

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.18	$0.03	$—	$391
February 26, 2025	February 28, 2025	April 1, 2025	0.18	0.03	—	464
March 26, 2025	March 31, 2025	April 30, 2025	0.18	0.03	—	528
April 28, 2025	April 30, 2025	May 30, 2025	0.18	0.03	—	609
May 29, 2025	May 30, 2025	June 30, 2025	0.18	0.03	—	653
June 25, 2025	June 30, 2025	July 31, 2025	0.18	0.03	0.12	1,113
July 25, 2025	July 31, 2025	August 31, 2025	0.18	0.03	—	757
August 27, 2025	August 31, 2025	September 30, 2025	0.18	0.03	—	818
September 24, 2025	September 30, 2025	October 31, 2025	0.18	0.03	—	849
October 22, 2025	October 31, 2025	November 28, 2025	0.18	0.03	—	892
November 25, 2025	November 28, 2025	December 31, 2025	0.18	0.03	—	935
December 23, 2025	December 31, 2025	January 30, 2026	0.18	0.03	—	979
Total			$2.16	$0.36	$0.12	$8,988

			Class D(3)
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
March 26, 2025	March 31, 2025	April 30, 2025	$0.19	$0.03	$—	$53
April 28, 2025	April 30, 2025	May 30, 2025	0.20	0.03	—	156
May 29, 2025	May 30, 2025	June 30, 2025	0.20	0.03	—	465
June 25, 2025	June 30, 2025	July 31, 2025	0.19	0.03	0.12	836
July 25, 2025	July 31, 2025	August 31, 2025	0.20	0.03	—	762
August 27, 2025	August 31, 2025	September 30, 2025	0.20	0.03	—	901
September 24, 2025	September 30, 2025	October 31, 2025	0.20	0.03	—	1,046
October 22, 2025	October 31, 2025	November 28, 2025	0.19	0.03	—	1,140
November 25, 2025	November 28, 2025	December 31, 2025	0.19	0.03	—	1,281
December 23, 2025	December 31, 2025	January 30, 2026	0.19	0.03	—	1,359
Total			$1.95	$0.30	$0.12	$7,999
(1) Base distributions per share are net of distribution and/or shareholder servicing fees.
(2) Includes capital gain distributions of $0.1190 per share for the July 31, 2025 distribution payment.
(3) Class D inception date is March 3, 2025.

The following table summarizes distributions declared during the year ended December 31, 2024:

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the year ended December 31, 2025:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.44	$8,250	$2.17	$7,282	$2.68	$122,193
Net realized gain	0.12	404	0.12	287	0.12	5,467
Tax return of capital	0.08	334	0.08	430	0.08	3,583
Total	$2.64	$8,988	$2.37	$7,999	$2.88	$131,243

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
During the year ended December 31, 2025, there were 512,838 shares validly tendered and repurchased. During the years ended December 31, 2024 and December 31, 2023, there were no shares validly tendered, and accordingly there were no shares repurchased.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and December 31, 2024, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	December 31, 2025	December 31, 2024
Unfunded delayed draw commitments	$347,454	$258,448
Unfunded revolving commitments	153,170	110,317
Total unfunded commitments	$500,624	$368,765

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2025, management was not aware of any pending or threatened litigation.
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

Recent Developments

Subscriptions

The Company received $27.7 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective January 2, 2026.

The Company received $45.8 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective February 1, 2026.

The Company received $19.8 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective March 2, 2026. excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On November 3, 2025, the Company offered to purchase up to 5% of its outstanding Common Shares as of September 30, 2025 at a price equal to the NAV per share as of December 31, 2025. The offer expired on December 3, 2025. A total of 194,608 Shares were validly tendered, and the Company paid a total of $5.2 million to the shareholders on February 12, 2026,

On February 13, 2026, the Company offered to purchase up to 5% of its outstanding common shares as of December 31, 2025 at a price equal to the NAV per share as of March 31, 2026. The offer expires on March 16, 2026.

Distribution Declarations

On January 30, 2026, the Company declared a total distribution of $0.23 per Class I share, $0.21 per Class S share and $0.22 per Class D share, all of which was paid on February 27, 2026 to shareholders of record as of January 30, 2026.

On February 27, 2026, the Company declared a total distribution of $0.23 per Class I share, $0.21 per Class S share and $0.22 per Class D share, all of which is payable on or around March 31, 2026 to shareholders of record as of February 27, 2026.

Appointment of Officers

On February 24, 2026, the Board appointed Amaka Dike as Chief Financial Officer of the Company effective as of the close of business on February 24, 2026. Mrs. Dike has primary responsibility for the financial oversight of OHA’s business development companies (BDCs), interval funds and related vehicles. She serves on the firm's risk committee. Prior to joining OHA, Ms. Dike was a Principal at The Carlyle Group Inc., where she oversaw financial operations for multiple direct lending and cross strategy funds. Earlier in her career, she was a Senior Manager in EY’s Financial Services audit practice, serving banking institutions and alternative investment managers. Ms. Dike holds a Master of Arts in Economics from Kent State University and a Bachelor of Business Administration in Accounting, summa cum laude, from West Virginia University. She is a Certified Public Accountant.

On February 24, 2026, the Board appointed Andrew Winer as President of the Company effective as of the close of business on February 24, 2026. Mr. Winer will also continue to serve as Chief Operating Officer of the Company. Mr. Winer focuses on new business developments and oversees the operation of OHA’s BDCs and similar vehicles. He has held senior roles in commercial real estate and finance at several firms and holds a B.B.A and Masters in Accounting from the University of Michigan.

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
As of December 31, 2025, 97.5% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	As of December 31, 2025
Change in Interest Rates	Interest Income	Interest Expense (1)	Net Income
Up 300 basis points	$91,794	$(43,009)	$48,785
Up 200 basis points	$61,196	$(28,673)	$32,523
Up 100 basis points	$30,598	$(14,336)	$16,262
Down 100 basis points	$(30,598)	$14,336	$(16,262)
Down 200 basis points	$(61,196)	$28,673	$(32,523)
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of T. Rowe Price OHA Select Private Credit Fund and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with custodians and brokers; when replies were not received from brokers, we performed other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Fort Worth, Texas
March 11, 2026

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of	As of
	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $2,905,803 and $2,051,457 at December 31, 2025 and December 31, 2024, respectively)	$2,893,559	$2,053,427
Cash, cash equivalents and restricted cash	140,859	62,157
Subscription receivable	950	—
Interest receivable	21,267	26,679
Deferred financing costs	12,197	8,557
Deferred offering costs	—	220
Receivable for investments sold	1,476	9,890
Derivative assets, at fair value (Note 5)	10,981	790
Total assets	$3,081,289	$2,161,720

LIABILITIES
Debt (net of unamortized debt issuance costs of $2,366 and $3,093, at December 31, 2025 and December 31, 2024, respectively)	$1,441,856	$913,053
Payable for investments purchased	3,259	82
Interest and debt fee payable	9,417	21,969
Distribution payable	13,465	14,313
Management fee payable	4,753	3,494
Income incentive fee payable	5,391	4,478
Distribution and/or shareholder servicing fees payable	124	33
Accrued expenses and other liabilities	4,038	3,669
Due to counterparty	10,740	—
Total liabilities	$1,493,043	$961,091

Commitments and contingencies (Note 9)

NET ASSETS
Common shares, $0.01 par value (59,072,291 and 43,472,573 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	$591	$435
Additional paid in capital	1,615,011	1,197,185
Distributable earnings (loss)	(27,356)	3,009
Total net assets	$1,588,246	$1,200,629
Total liabilities and net assets	$3,081,289	$2,161,720

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of	As of
	December 31, 2025	December 31, 2024
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$1,301,167	$1,154,985
Common shares outstanding ($0.01 par value, unlimited shares authorized)	48,394,834	41,819,813
Net asset value per share	$26.89	$27.62
Class S Shares:
Net assets	$124,339	$45,644
Common shares outstanding ($0.01 par value, unlimited shares authorized)	4,624,605	1,652,760
Net asset value per share	$26.89	$27.62
Class D Shares:
Net assets	$162,740	$—
Common shares outstanding ($0.01 par value, unlimited shares authorized)	6,052,852	—
Net asset value per share	$26.89	$—

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Operations
(in thousands)

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Investment income from non-controlled / non-affiliated investments:
Interest and dividend income	$243,405	$189,264	$55,385
PIK Income	14,458	4,452	994
Other income	9,959	13,017	3,465
Total investment income	267,822	206,733	59,844

Expenses:
Interest and debt fee expense	$81,856	$59,038	$19,516
Management fees	17,100	11,793	2,522
Income incentive fee	19,711	15,632	4,178
Distribution and shareholder servicing fees
Class S	781	126	—
Class D	195	—	—
Professional fees	2,787	2,375	1,299
Board of Trustees fees	393	390	389
Administrative service expenses	2,904	1,685	550
Organizational costs	—	—	94
Other general & administrative expenses	4,420	4,913	1,463
Amortization of deferred offering costs	220	2,341	1,102
Total expenses before fee waivers and expense support	130,367	98,293	31,113
Expense support	—	(1,306)	(402)
Recoupment of expense support	1,576	134	—
Management fees waiver	—	(2,344)	(2,522)
Income incentive fee waiver	—	(3,363)	(4,178)
Total expenses net of fee waivers and expense support	131,943	91,414	24,011
Net investment income before taxes	135,879	115,319	35,833
Excise tax expense	—	194	275
Net investment income	135,879	115,125	35,558

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(1,419)	(3,002)	51
Foreign currency transactions	926	(445)	114
Foreign currency forward contracts	(7,620)	2,751	194
Net realized gain (loss)	(8,113)	(696)	359

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(14,214)	(14,716)	17,174
Foreign currency translation	210	(80)	—
Foreign currency forward contracts	(385)	1,839	(1,048)
Net change in unrealized appreciation (depreciation)	(14,389)	(12,957)	16,126
Net realized and unrealized gain (loss)	(22,502)	(13,653)	16,485
Net increase (decrease) in net assets resulting from operations	$113,377	$101,472	$52,043

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operations:
Net investment income	$135,879	$115,125	$35,558
Net realized gain (loss)	(8,113)	(696)	359
Net change in unrealized appreciation (depreciation)	(14,389)	(12,957)	16,126
Net increase (decrease) in net assets resulting from operations	113,377	101,472	52,043
Distributions to common shareholders:
Class I:
Distributions to shareholders	(127,660)	(116,365)	(26,200)
Tax return of capital	(3,583)	—	—
Class I total	(131,243)	(116,365)	(26,200)
Class S:
Distributions to shareholders	(8,654)	(1,675)	—
Tax return of capital	(334)	—	—
Class S total	(8,988)	(1,675)	—
Class D:
Distributions to shareholders	(7,569)	—	—
Tax return of capital	(430)	—	—
Class D total	(7,999)	—	—
Net decrease in net assets resulting from distributions	(148,230)	(118,040)	(26,200)
Share transactions:
Class I:
Proceeds from shares sold	176,458	460,031	628,893
Repurchase of shares	(13,541)	—	—
Transfer of shares	204	—	—
Distribution reinvestment	15,311	6,643	—
Net increase (decrease) in net assets from share transactions	178,432	466,674	628,893
Class S:
Proceeds from shares sold	76,134	45,487	—
Repurchase of shares	(273)	—	—
Transfer of shares	(185)	—	—
Distribution reinvestment	4,990	605	—
Net increase (decrease) in net assets from share transactions	80,666	46,092	—
Class D:
Proceeds from shares sold	158,999	—	—
Repurchase of shares	—	—	—
Transfer of shares	(20)	—	—
Distribution reinvestment	4,393	—	—
Net increase (decrease) in net assets from share transactions	163,372	—
Total increase (decrease) in net assets	387,617	496,198	654,736
Net assets, beginning of year	1,200,629	704,431	49,695
Net assets, end of year	$1,588,246	$1,200,629	$704,431

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$113,377	$101,472	$52,043
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	14,214	14,716	(17,174)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	385	(1,839)	1,048
Net unrealized (appreciation) depreciation on foreign currency	(210)	80	—
Net realized (gain) loss on investments	1,419	3,002	(51)
Net realized (gain) loss on foreign currency	(926)	445	(114)
Net realized (gain) loss on foreign currency forward contracts	7,620	(2,751)	(194)
Payment-in-kind interest	(16,177)	(5,065)	(207)
Net accretion of discount and amortization of premium	(11,314)	(10,177)	(2,130)
Amortization of deferred financing costs and debt issuance costs	3,896	2,120	581
Amortization of deferred offering costs	220	2,341	1,102
Purchases of investments	(1,524,004)	(1,314,048)	(578,532)
Proceeds from sale of investments and principal repayments	695,730	406,557	42,796
Net proceeds from settlement of foreign currency forward contracts	(7,620)	2,751	194
Changes in operating assets and liabilities:
Interest receivable	5,412	(11,181)	(15,142)
Due to counterparty	10,740	—	—
Management fee payable	1,259	3,494	—
Incentive fee payable	913	4,478	—
Distribution and/or shareholder servicing fees payable	91	33	—
Receivable for investments sold	8,414	(846)	(8,979)
Payable for investments purchased	3,177	(69)	(10,743)
Interest and debt fee payable	(12,552)	17,123	4,743
Board of Trustees fees payable	—	—	(92)
Accrued expenses and other liabilities	369	(1,788)	5,241
Net cash provided by (used in) operating activities	(705,567)	(789,152)	(525,610)

Cash flows from financing activities:
Borrowings of debt	874,500	886,297	315,100
Repayments of debt	(357,000)	(532,484)	(60,000)
Payments of financing costs	(6,809)	(4,046)	(6,267)
Payments of offering costs	—	(855)	(2,807)
Proceeds from issuance of common shares net of change in subscription receivable	435,334	512,766	380,067
Repurchase of shares	(13,814)	—	—
Distributions paid in cash	(149,078)	(115,300)	(14,627)
Proceeds (payments) from foreign currency settlements	926	(445)	114
Net cash provided by (used in) financing activities	784,059	745,933	611,580
Net increase (decrease) in cash, cash equivalents and restricted cash	78,492	(43,219)	85,970
Effect of foreign currency exchange rates	210	(80)	—
Cash, cash equivalents and restricted cash, beginning of year	62,157	105,456	19,486
Cash, cash equivalents and restricted cash, end of year	$140,859	$62,157	$105,456

Supplemental information and non-cash activities:
Interest paid during the period	$81,833	$37,702	$13,747
Cash paid for excise taxes during the year	$—	$266	$—
Borrowing of debt from in-kind contribution	$—	$—	$272,530
Purchases of investments from in-kind contribution	$—	$—	$(521,356)
Proceeds from issuance of common shares from in-kind contribution	$—	$—	$248,826
Distributions declared and payable	$13,465	$14,313	$11,573
Distributions reinvested during the year	$24,694	$7,248	$—
See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC	(4) (5)	S +	4.75%		8.42%	9/30/2030	$5,727	$5,704	$5,728	0.36%
Evergreen IX Borrower 2023 LLC	(4) (5) (7)	S +	4.75%		8.42%	9/30/2030	7,785	7,691	7,785	0.49
Evergreen IX Borrower 2023 LLC	(4) (5) (6)	S +	4.75%		8.42%	10/1/2029	877	(8)	—	—
Farsound Aviation Limited	(4) (5) (9)	S +	5.25%		9.09%	12/3/2031	17,076	16,933	16,905	1.06
Farsound Aviation Limited	(4) (5) (6) (9)	S +	5.25%		9.09%	12/3/2031	3,105	—	(31)	—
Mantech International CP	(4) (5) (7)	S +	4.50%		8.29%	9/14/2029	26,297	25,947	26,297	1.66
Mantech International CP	(4) (5) (6)	S +	4.50%		8.29%	9/14/2029	771	(14)	—	—
Mantech International CP	(4) (5) (6)	S +	4.50%		8.29%	9/14/2028	3,238	(34)	—	—
STS Aviation Group	(4) (5) (6)	S +	5.00%		8.84%	10/8/2031	1,100	—	(8)	—
STS Aviation Group	(4) (5)	S +	5.00%		8.84%	10/8/2031	3,930	3,913	3,901	0.24
STS Aviation Group	(4) (5) (6)	S +	5.00%		8.84%	10/8/2030	440	312	310	0.02
								$60,444	$60,887	3.83
Automobile
FleetPride, Inc.	(4) (5)	S +	5.50%		9.36%	10/28/2031	46,563	46,222	46,214	2.91
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%		9.72%	11/15/2029	3,636	870	818	0.05
Mammoth Holdings, LLC	(4) (5) (7)	S +	6.00%		9.67%	11/15/2030	28,509	28,291	27,939	1.76
Mammoth Holdings, LLC	(4) (5)	S +	6.00%		9.94%	11/15/2030	7,166	7,112	7,022	0.44
NCWS Intermediate, Inc.	(4) (5) (6)	S +	5.50%	(2.25% PIK)	9.17%	12/31/2029	4,198	468	236	0.02
NCWS Intermediate, Inc.	(4) (5)	S +	5.50%	(2.25% PIK)	9.17%	12/31/2029	60,901	60,455	57,399	3.61
NCWS Intermediate, Inc.	(4) (5) (6)	S +	5.25%		8.94%	12/31/2029	6,972	786	436	0.03
Wheels Bidco, Inc.	(4) (5)	S +	5.50%		9.40%	11/3/2031	50,000	49,562	50,000	3.15
								193,766	190,064	11.97
Banking
Higginbotham Insurance Agency, Inc.	(4) (5)	S +	4.50%		8.22%	6/11/2031	10,417	10,417	10,417	0.66
Higginbotham Insurance Agency, Inc.	(4) (5) (6)	S +	4.50%		8.22%	6/11/2031	840	(2)	(2)	—
Higginbotham Insurance Agency, Inc.	(4) (5) (6)	S +	4.50%		8.22%	6/11/2031	1,317	—	—	—
								10,415	10,415	0.66
Buildings and Real Estate
Associations, Inc.	(4) (5) (6)	S +	6.50%		10.66%	7/3/2028	775	—	—	—

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Associations, Inc.	(4) (5) (6)	S +	6.50%		10.66%	7/3/2028	963	412	413	0.03
Associations, Inc.	(4) (5) (8)			(14.25% PIK)	14.25%	5/3/2030	882	880	882	0.05
Associations, Inc.	(4) (5) (8)			(14.25% PIK)	14.25%	5/3/2030	2,309	2,306	2,309	0.14
Associations, Inc.	(4) (5) (7)	S +	6.50%		10.66%	7/3/2028	12,319	12,315	12,319	0.78
Service Logic	(4) (5)	S +	4.50%		8.21%	12/16/2032	16,410	16,369	16,369	1.03
Service Logic	(4) (5) (6)	S +	4.50%		8.21%	12/16/2032	4,527	—	(11)	—
Service Logic	(4) (5) (6)	S +	4.50%		8.21%	12/16/2032	2,263	(11)	(6)	—
								32,271	32,275	2.03
Capital Equipment
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.32%	8/29/2031	5,726	1,283	1,274	0.08
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.22%	8/29/2031	3,579	(14)	(9)	—
AI Titan Parent Inc.	(4) (5)	S +	4.50%		8.22%	8/29/2031	28,632	28,511	28,560	1.80
Helix Acquisition Holdings, Inc.	(4) (5) (7)	S +	7.00%		10.82%	3/31/2030	12,391	12,215	12,391	0.78
Infinite Bidco LLC	(4)	S +	3.75%		7.85%	3/2/2028	5,950	5,504	5,893	0.37
Infinite Bidco LLC	(4)	S +	6.25%		10.14%	3/2/2028	11,265	11,111	11,294	0.71
Ohio Transmission Corporation	(4) (5) (6)	S +	5.75%		9.42%	12/19/2029	1,356	941	950	0.06
Ohio Transmission Corporation	(4) (5) (6)	S +	5.75%		9.42%	12/19/2030	832	(6)	—	—
Ohio Transmission Corporation	(4) (5) (7)	S +	5.75%		9.42%	12/19/2030	11,289	11,196	11,289	0.71
Pike Corp	(4) (5)	S +	4.50%		8.20%	12/20/2032	25,471	25,408	25,408	1.60
Pike Corp	(4) (5) (6)	S +	4.50%		8.20%	12/20/2032	3,692	(9)	(9)	—
Pike Corp	(4) (5) (6)	S +	4.50%		8.20%	12/20/2032	5,537	(14)	(14)	—
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%		8.45%	2/13/2032	1,540	885	890	0.05
Truck-Lite Co., LLC	(4) (5)	S +	4.75%		8.48%	2/13/2032	41,653	41,316	41,444	2.61
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%		8.48%	2/13/2031	4,284	(30)	(21)	—
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%		8.48%	2/13/2032	5,304	(12)	(27)	—
Truck-Lite Co., LLC	(4) (5)	S +	4.75%		8.48%	2/13/2032	1,106	1,100	1,100	0.07
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%		8.48%	2/13/2032	10,676	4,172	4,173	0.26
								143,557	144,586	9.10
Cargo Transport
LaserShip, Inc.	(4)	S +	6.25%		9.92%	1/2/2029	5,737	5,459	5,812	0.37
LaserShip, Inc.	(4)	S +	5.50%	(4.00% PIK)	9.43%	8/10/2029	8,219	6,351	6,185	0.39
LaserShip, Inc.	(4)	S +	8.00%	(4.00% PIK)	11.67%	1/2/2029	29,869	26,972	22,576	1.42
								38,782	34,573	2.18
Chemicals, Plastics and Rubber
ASP Unifax Holdings, Inc.	(4) (8)	S +	7.75%	(4.75% PIK)	11.75%	9/28/2029	30,286	28,804	24,229	1.52
BCPE HIPH Parent, Inc.	(4) (5)	S +	5.75%		9.47%	10/7/2030	1,993	1,958	1,983	0.12
BCPE HIPH Parent, Inc.	(4) (5) (7) (8)	S +	5.75%		9.47%	10/7/2030	6,177	6,107	6,147	0.39
Meridian Adhesives Group, Inc.	(4) (5) (7)	S +	6.00%		9.67%	9/3/2029	9,636	9,442	9,636	0.61

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Meridian Adhesives Group, Inc.	(4) (5) (8)	S +	6.00%		9.67%	9/3/2029	1,622	1,590	1,622	0.10
Peaches Acquisition Corporation	(4) (5) (8)	S +	8.50%	(1.00% PIK)	12.17%	8/1/2028	9,638	9,580	8,770	0.55
Vantage Specialty Chemicals	(4) (5)	S +	6.75%	(2.75% PIK)	10.42%	8/29/2029	18,029	17,613	17,578	1.11
Vantage Specialty Chemicals	(4) (5) (6)	S +	6.75%		10.42%	3/1/2029	1,552	(35)	(39)	—
								75,059	69,926	4.40
Construction & Building
FloWorks International	(4) (5)	S +	4.75%		8.57%	11/26/2031	14,998	14,932	14,923	0.94
FloWorks International	(4) (5)	S +	4.75%		8.57%	11/26/2031	1,889	1,876	1,879	0.12
NRO Holdings III Corp.	(4) (5)	S +	5.25%		9.15%	7/15/2031	27,408	27,177	27,271	1.72
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		9.01%	7/15/2031	8,667	5,363	5,363	0.34
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		8.99%	7/15/2030	4,378	3,407	3,418	0.21
RFI Buyer, Inc.	(4) (5)	S +	4.50%		8.42%	8/5/2030	8,235	8,196	8,194	0.51
RFI Buyer, Inc.	(4) (5) (6)	S +	4.50%		8.42%	8/5/2030	11,765	—	(59)	—
								60,951	60,989	3.84
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.13%	6/23/2028	4,421	4,381	3,957	0.25
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.13%	6/23/2028	7,844	7,796	7,021	0.44
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	7.00%	(3.25% PIK)	11.13%	6/23/2028	16,969	16,755	15,187	0.96
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	7.00%	(3.25% PIK)	11.13%	6/23/2028	5,639	5,568	5,047	0.32
IPS/CP Iris Holdco	(4) (5) (6)	S +	7.00%		10.72%	10/27/2032	824	(8)	(3)	—
IPS/CP Iris Holdco	(4)	S +	4.00%		7.72%	10/27/2032	6,676	6,610	6,651	0.42
Orion Advisor Solutions, Inc.	(4) (5) (6)	S +	4.50%		8.34%	11/26/2032	7,302	—	(28)	—
Orion Advisor Solutions, Inc.	(4) (5)	S +	4.50%		8.34%	11/26/2032	22,198	22,116	22,115	1.39
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		8.59%	3/20/2030	3,144	(6)	(16)	—
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		8.59%	3/20/2030	3,144	(25)	(16)	—
Poly-Wood, LLC	(4) (5) (8)	S +	4.88%		8.59%	3/20/2030	1,489	1,482	1,481	0.09
Poly-Wood, LLC	(4) (5) (7) (8)	S +	4.88%		8.59%	3/20/2030	16,474	16,332	16,392	1.03
								81,001	77,788	4.90
Containers, Packaging and Glass
Ascend Buyer LLC	(4) (5)	S +	5.25%		8.92%	9/29/2028	178	177	178	0.01
Ascend Buyer LLC	(4) (5) (6)	S +	5.25%		8.94%	9/29/2028	358	49	50	—
PPC Flexible Packaging	(4) (5) (7)	S +	5.25%		8.92%	9/29/2028	3,977	3,930	3,977	0.25
ThermoSafe	(4) (5) (6)	S +	4.75%		8.60%	11/3/2032	5,700	—	(29)	—
ThermoSafe	(4) (5) (8)	S +	4.75%		8.60%	11/3/2032	9,500	9,453	9,453	0.60
ThermoSafe	(4) (5) (6)	S +	4.75%		8.60%	11/3/2032	1,900	(9)	(10)	—
								13,600	13,619	0.86
Ecological
Rock Star Mergersub, LLC	(4) (5)	S +	5.25%	(2.88% PIK)	8.85%	12/15/2031	15,568	15,499	15,529	0.98

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		8.61%	12/15/2031		2,102	572	576	0.03
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		8.63%	12/15/2031		4,945	628	618	0.04
									16,699	16,723	1.05

Finance
Arax MidCo, LLC	(4) (5)	S +	5.00%		8.99%	4/11/2029		8,550	8,521	8,507	0.54
Arax MidCo, LLC	(4) (5) (6)	S +	5.00%		8.99%	4/11/2029		9,907	—	(49)	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%		8.23%	12/29/2028		9,953	9,899	9,953	0.63
Beacon Pointe Advisors, LLC	(4) (5) (7)	S +	4.50%		8.22%	12/29/2028		10,003	9,864	10,003	0.63
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%		8.22%	12/29/2028		3,924	3,869	3,923	0.25
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.50%		8.22%	12/29/2027		1,075	(11)	—	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%		8.22%	12/29/2028		1,120	1,111	1,120	0.07
Cerity Partners Equity Holding LLC	(4) (5) (6)	S +	4.50%		8.17%	7/28/2031		6,055	—	(15)	—
Cerity Partners Equity Holding LLC	(4) (5) (6)	S +	4.50%		8.17%	7/28/2031		545	86	86	—
Shelby Automotive Holdings Corp.	(4) (5)	S +	5.25%		8.97%	6/29/2028		14,975	14,833	14,975	0.94
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	4.25%		11.00%	6/29/2027		1,564	(10)	—	—
Spectrum Automotive Holdings, Corp.	(4) (5) (7)	S +	5.25%		8.97%	6/29/2028		40,687	40,309	40,687	2.56
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%		8.97%	6/29/2028		11,344	11,230	11,344	0.71
									99,701	100,534	6.33
Healthcare, Education and Childcare
123Dentist Inc.	(4) (5) (8) (9)	C +	5.00%		7.27%	8/10/2029	CAD	5,953	4,337	4,343	0.27
123Dentist Inc.	(4) (5) (8) (9)	C +	5.00%		7.27%	8/9/2029	CAD	947	682	691	0.04
123Dentist Inc.	(4) (5) (6) (9)	C +	4.75%		7.02%	8/10/2029	CAD	7,500	984	973	0.06
AmeriVet Partners Management, Inc.	(4) (5) (7)	S +	5.50%		9.62%	2/25/2028		9,209	9,209	8,955	0.56
Antylia Scientific	(4)	S +	4.00%		7.99%	5/27/2032		12,200	11,951	12,128	0.76
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.17%	12/17/2029		9,069	9,017	9,069	0.57
CNSI Holdings, LLC	(4) (5) (6)	S +	5.50%		9.17%	12/17/2029		26,444	—	—	—
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.17%	12/17/2029		12,785	12,669	12,785	0.80
CNSI Holdings, LLC	(4) (5) (6)	S +	5.50%		9.17%	12/17/2029		2,999	(23)	—	—
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.17%	12/17/2029		12,071	11,922	12,071	0.76
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		8.72%	8/7/2031		13,472	(30)	(135)	(0.01)
Coding Solutions Acquisition Inc.	(4) (5)	S +	5.00%		8.72%	8/7/2031		10,277	10,182	10,174	0.64
Coding Solutions Acquisition Inc.	(4) (5)	S +	5.00%		8.72%	8/7/2031		11,455	11,364	11,341	0.71
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		8.72%	8/7/2031		442	(5)	(4)	—
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		8.72%	8/7/2031		992	(8)	(10)	—
Color Intermediate, LLC	(4) (5) (7)	S +	4.75%		8.52%	10/4/2029		5,813	5,680	5,813	0.37
Cotiviti	(4)			(7.63% PIK)	7.63%	5/1/2031		8,000	7,867	7,770	0.49
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%		8.48%	5/28/2031		4,186	(19)	(21)	—

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%		8.48%	5/28/2031		3,588	—	(18)	—
Crown Health Care Laundry Services, LLC	(4) (5)	S +	4.75%		8.48%	5/28/2031		22,015	21,914	21,905	1.38
Gateway US Holdings, Inc.	(4) (5) (7) (8)	S +	4.75%		8.42%	9/22/2028		7,959	7,944	7,959	0.50
Gateway US Holdings, Inc.	(4) (5) (6)	S +	4.75%		8.42%	9/22/2028		325	(1)	—	—
Gateway US Holdings, Inc.	(4) (5) (8)	S +	4.75%		8.42%	9/22/2028		415	415	415	0.03
Gateway US Holdings, Inc.	(4) (5) (8)	S +	4.75%		8.42%	9/22/2028		1,828	1,826	1,828	0.11
Medvet Associates LLC	(4) (5) (7)	S +	4.75%		8.47%	6/25/2031		56,000	55,767	56,000	3.53
Medvet Associates LLC	(4) (5) (6)	S +	4.75%		8.47%	6/25/2031		14,000	—	—	—
Modernizing Medicine Inc.	(4) (5) (8)	S +	4.75%	(2.25% PIK)	8.42%	4/30/2032		12,650	12,593	12,650	0.80
Modernizing Medicine Inc.	(4) (5) (6)	S +	4.75%	(2.25% PIK)	8.42%	4/30/2032		1,166	(5)	—	—
Mountain Parent, Inc.	(4) (5)	S +	4.75%		8.42%	6/27/2031		27,964	27,848	27,824	1.75
Mountain Parent, Inc.	(4) (5) (6)	S +	4.75%		8.42%	6/27/2031		3,082	(12)	(15)	—
Mountain Parent, Inc.	(4) (5) (6)	S +	4.75%		8.42%	6/27/2031		5,779	—	(29)	—
National Resilience LLC	(4) (5)	S +	8.25%		12.12%	11/21/2030		21,697	20,844	20,829	1.31
National Resilience LLC	(4) (5) (6)	S +	8.25%		12.12%	11/21/2030		12,398	(485)	(496)	(0.03)
National Resilience LLC	(4) (5) (6)	S +	8.25%		12.12%	11/21/2030		8,266	—	—	—
National Resilience LLC	(4) (5)			(8.00% PIK)	8.00%	7/23/2035		7,639	7,639	7,639	0.48
Next Holdco, LLC	(4) (5) (7)	S +	5.25%		9.09%	11/12/2030		11,767	11,677	11,708	0.74
Next Holdco, LLC	(4) (5) (6)	S +	5.25%		9.09%	11/9/2029		1,153	(10)	(6)	—
Next Holdco, LLC	(4) (5)	S +	5.25%		9.09%	11/12/2030		2,970	2,956	2,955	0.19
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		8.59%	7/9/2032		3,850	(47)	(29)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		8.34%	7/9/2032		1,521	—	(11)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		8.34%	7/9/2032		1,559	(8)	(12)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.50%		8.34%	7/9/2032		841	209	206	0.01
Packaging Coordinators Midco, Inc.	(4) (5) (8)	S +	4.75%		8.59%	7/9/2032		36,700	36,220	36,425	2.29
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		8.59%	7/9/2032		5,836	(64)	(44)	—
Packaging Coordinators Midco, Inc.	(4) (5)	SN +	4.75%		8.47%	7/9/2032	GBP	2,526	3,309	3,372	0.21
PetVet Care Centers, LLC	(4) (5)	S +	6.00%		9.72%	11/15/2030		24,478	24,291	22,764	1.43
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		9.84%	11/15/2029		3,258	307	98	0.01
PPV Intermediate Holdings LLC	(4) (5) (6) (8)	S +	5.25%		9.07%	8/31/2029		9,970	3,876	3,888	0.24
PPV Intermediate Holdings LLC	(4) (5) (7) (8)	S +	5.75%		9.57%	8/31/2029		40,436	40,024	40,436	2.55
PPV Intermediate Holdings LLC	(4) (5) (6)	S +	5.75%		9.63%	8/31/2029		2,732	316	341	0.02
PPV Intermediate Holdings LLC	(4) (5) (8)	S +	6.00%		9.82%	8/31/2029		3,187	3,186	3,187	0.20
Surmodics, Inc.	(4) (5) (8)	S +	5.00%		8.88%	11/19/2032		11,064	10,983	10,982	0.69
Surmodics, Inc.	(4) (5) (6)	S +	5.00%		8.88%	11/19/2032		2,371	—	(18)	—
Surmodics, Inc.	(4) (5) (6)	S +	5.00%		8.88%	11/19/2031		1,264	(9)	(10)	—
TecoStar Holdings, Inc.	(4) (5)	S +	8.00%		11.93%	7/6/2029		16,924	16,610	16,924	1.07
Tyber Medical LLC	(4) (5)	E +	5.00%		7.02%	6/12/2031	EUR	245	288	287	0.02

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.73%	6/14/2032		3,683	—	(18)	—
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.73%	6/12/2031		1,719	802	802	0.05
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.73%	6/12/2031		447	(2)	(2)	—
Tyber Medical LLC	(4) (5)	S +	5.00%		8.73%	6/14/2032		13,014	12,954	12,949	0.82
Tyber Medical LLC	(4) (5)	E +	5.00%		7.11%	6/14/2032	EUR	2,603	3,001	3,042	0.19
									422,935	422,650	26.61
High Tech
Banyan Software Holdings, LLC	(4) (5)	S +	5.50%		9.22%	1/2/2031		15,103	15,038	15,103	0.95
Banyan Software Holdings, LLC	(4) (5) (6)	S +	5.50%		9.22%	1/2/2031		1,630	(7)	—	—
Banyan Software Holdings, LLC	(4) (5)	S +	5.50%		9.22%	1/2/2031		8,102	8,067	8,101	0.51
Banyan Software Holdings, LLC	(4) (5)	S +	5.50%		9.22%	1/2/2031		13,653	13,532	13,653	0.86
Banyan Software Holdings, LLC	(4) (5) (6)	S +	5.25%		8.98%	1/2/2031		11,299	1,332	1,282	0.08
Bottomline Technologies Inc.	(4) (5) (6)	S +	4.50%		8.17%	5/15/2028		972	(15)	—	—
Bottomline Technologies Inc.	(4) (5) (7)	S +	4.50%		8.17%	5/14/2029		13,370	13,134	13,370	0.84
CentralSquare Technologies, LLC	(4) (5) (6)	S +	5.75%		9.47%	4/12/2030		1,929	(17)	—	—
CentralSquare Technologies, LLC	(4) (5)	S +	5.75%		9.47%	4/12/2030		17,684	17,525	17,684	1.11
Chase Intermediate, LLC	(4) (5)	S +	4.75%		8.59%	10/30/2028		17,608	17,536	17,520	1.10
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		8.42%	10/30/2028		890	331	332	0.02
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		8.59%	10/30/2028		21,189	1,368	1,347	0.09
Community Brands ParentCo, LLC	(4) (5) (6)	S +	5.25%		8.92%	7/1/2031		2,797	164	161	0.01
Community Brands ParentCo, LLC	(4) (5) (6)	S +	5.25%		8.97%	7/1/2031		1,579	88	93	0.01
Community Brands ParentCo, LLC	(4) (5) (7)	S +	5.25%		8.92%	7/1/2031		16,031	15,904	15,951	1.00
CSAT Solutions Holding LLC	(4) (5) (8)	S +	10.50%	(2.25% PIK)	14.43%	6/30/2028		8,474	8,425	8,474	0.53
CSAT Solutions Holding LLC	(4) (5) (6)	S +	10.50%	(2.25% PIK)	14.43%	6/30/2028		1,159	766	773	0.05
Diligent Corporation	(4) (5) (7)	S +	5.00%		8.82%	8/2/2030		38,948	38,718	38,850	2.45
Diligent Corporation	(4) (5) (6)	S +	5.00%		8.82%	8/2/2030		4,848	(27)	(12)	—
Diligent Corporation	(4) (5) (7)	S +	5.00%		8.82%	8/2/2030		6,677	6,637	6,660	0.42
Diligent Corporation	(4) (5) (6)	S +	5.00%		8.70%	8/2/2030		2,565	588	596	0.04
Drive Centric Holdings, LLC	(4) (5) (6)	S +	4.50%		8.19%	8/15/2031		4,118	(17)	—	—
Drive Centric Holdings, LLC	(4) (5)	S +	4.50%		8.19%	8/15/2031		30,883	30,753	30,883	1.94
Eagan Sub, Inc.	(4) (5)	S +	4.25%		7.99%	9/8/2032		31,790	31,713	31,710	2.00
Eagan Sub, Inc.	(4) (5) (6)	S +	4.25%		7.99%	9/8/2032		7,947	—	(20)	—
Eagan Sub, Inc.	(4) (5) (6)	S +	4.25%		7.99%	9/8/2032		4,239	(10)	(11)	—
Everbridge Holdings, LLC	(4) (5) (7)	S +	5.00%		8.98%	7/2/2031		15,625	15,591	15,625	0.98
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		8.98%	7/2/2031		3,930	1,528	1,531	0.10
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		8.98%	7/2/2031		1,578	(3)	—	—
Finastra USA, Inc.	(4)	S +	4.00%		7.72%	9/15/2032		15,000	14,855	14,712	0.93
Flexera Software, Inc.	(4) (5)	S +	4.50%		8.35%	8/16/2032		21,427	21,402	21,320	1.34

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Flexera Software, Inc.	(4) (5)	E +	4.50%		6.43%	8/16/2032	EUR	6,467	7,565	7,557	0.48
Flexera Software, Inc.	(4) (5) (6)	S +	4.50%		8.35%	8/16/2032		1,644	(2)	(8)	—
Granicus, Inc.	(4) (5) (6)	S +	5.00%	(2.00% PIK)	8.84%	1/17/2031		702	(3)	—	—
Granicus, Inc.	(4) (5)	S +	5.50%	(2.00% PIK)	9.34%	1/17/2031		5,084	5,065	5,084	0.32
Granicus, Inc.	(4) (5)	S +	5.00%	(2.00% PIK)	8.84%	1/17/2031		14,822	14,822	14,822	0.93
Granicus, Inc.	(4) (5) (6)	S +	5.00%	(2.00% PIK)	8.84%	1/17/2031		2,123	—	—	—
Greenway Health, LLC	(4) (5) (7)	S +	6.75%		10.42%	4/1/2029		12,026	11,863	12,026	0.76
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%		9.32%	12/29/2028		1,555	1,528	1,536	0.10
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%		9.32%	12/29/2028		157	155	155	0.01
Ministry Brands Purchaser, LLC	(4) (5) (6)	P +	4.50%		11.25%	12/30/2027		155	11	11	—
Jeppesen	(4) (5)	S +	4.75%		8.59%	11/1/2032		27,960	27,857	27,855	1.75
Jeppesen	(4) (5) (6)	S +	4.75%		8.59%	11/1/2032		1,450	(5)	(5)	—
Maverick Bidco, Inc. (Mitratech)	(4) (5)	S +	4.75%		8.54%	12/2/2031		34,587	34,502	34,501	2.17
Maverick Bidco, Inc. (Mitratech)	(4) (5) (6)	S +	4.75%		8.54%	12/2/2031		1,383	(7)	(3)	—
Maverick Bidco, Inc. (Mitratech)	(4) (5) (6)	S +	4.75%		8.54%	12/2/2031		1,729	—	(4)	—
Modena Buyer LLC	(4)	S +	4.25%		8.09%	7/1/2031		7,980	7,724	7,954	0.50
MRI Software LLC	(4) (5) (6)	S +	4.75%		8.42%	2/10/2028		2,669	524	514	0.03
MRI Software LLC	(4) (5)	S +	4.75%		8.42%	2/10/2028		2,920	2,920	2,898	0.18
MRI Software LLC	(4) (5) (7)	S +	4.75%		8.42%	2/10/2028		10,545	10,523	10,466	0.66
MRI Software LLC	(4) (5) (7)	S +	4.75%		8.42%	2/10/2028		33,942	33,884	33,688	2.12
PDI TA Holdings, Inc.	(4) (5) (7)	S +	5.50%		9.34%	2/3/2031		5,915	5,885	5,915	0.37
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.50%		9.34%	2/3/2031		317	230	232	0.02
Polaris Newco LLC	(4)	S +	3.75%		7.85%	6/2/2028		5,792	5,493	5,598	0.35
Revalize, Inc.	(4) (5) (6)	S +	5.75%		9.57%	4/16/2029		306	211	198	0.01
Revalize, Inc.	(4) (5) (7) (8)	S +	6.50%	(1.75% PIK)	10.32%	4/16/2029		2,033	2,010	1,927	0.12
Revalize, Inc.	(4) (5) (7) (8)	S +	6.50%	(1.75% PIK)	10.32%	4/16/2029		451	444	427	0.03
SolarWinds Holdings, Inc.	(4)	S +	4.00%		7.70%	4/16/2032		9,975	9,788	9,981	0.63
									457,886	459,013	28.90
Insurance
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%		8.82%	8/25/2028		66	—	—	—
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%		8.82%	8/25/2028		20	—	—	—
Integrity Marketing Acquisition, LLC	(4) (5)	S +	5.00%		8.82%	8/25/2028		11,730	11,681	11,731	0.74
Shelf Bidco Ltd.	(4) (5) (8) (9)	S +	5.00%		8.88%	8/21/2031		58,275	58,032	58,275	3.67
THG Acquisition, LLC	(4) (5)	S +	4.75%		8.47%	10/31/2031		14,876	14,816	14,801	0.93
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		8.47%	10/31/2031		3,337	965	953	0.06
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		8.47%	10/31/2031		1,671	213	211	0.01

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Trucordia Insurance Holdings LLC	(4) (8)	S +	3.25%		6.97%	6/17/2032		2,032	2,028	2,022	0.13
									87,735	87,993	5.54
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V.	(4) (5) (9)	E +	4.75%		6.78%	5/29/2031	EUR	54,814	59,819	64,215	4.04
Circana Group, L.P.	(4) (5) (6)	S +	4.25%		7.97%	12/1/2028		6,055	(30)	—	—
Circana Group, L.P.	(4) (5) (7)	S +	4.25%		7.97%	12/3/2029		43,810	43,461	43,810	2.76
Iconic Purchaser Corporation	(4) (5) (7)	S +	6.50%	(6.50% PIK)	10.12%	11/16/2028		4,305	4,110	4,186	0.26
Iconic Purchaser Corporation	(4) (5) (7)	S +	6.50%	(6.50% PIK)	10.12%	11/16/2028		4,304	4,216	4,047	0.26
Iconic Purchaser Corporation	(4) (5) (6)	S +	6.50%	(6.50% PIK)	10.12%	11/16/2028		292	(6)	(11)	—
									111,570	116,247	7.32
Printing and Publishing
Recorded Books Inc.	(4) (5)	S +	5.75%		9.59%	9/3/2030		5,852	5,804	5,852	0.37
Recorded Books Inc.	(4) (5) (6)	S +	5.75%		9.57%	9/3/2030		1,765	(16)	—	—
Recorded Books Inc.	(4) (5) (6)	S +	5.75%		9.57%	9/3/2030		735	(7)	—	—
Recorded Books Inc.	(4) (5) (6)	S +	5.75%		9.57%	8/31/2028		3,763	(32)	—	—
Recorded Books Inc.	(4) (5) (7)	S +	5.75%		9.57%	9/3/2030		18,858	18,632	18,858	1.19
									24,381	24,710	1.56
Retail Stores
D&D Buyer LLC	(4) (5)	S +	6.50%		10.27%	10/4/2028		18,361	18,191	18,361	1.16
D&D Buyer LLC	(4) (5)	S +	6.50%		10.42%	10/4/2028		4,492	4,459	4,492	0.28
D&D Buyer LLC	(4) (5) (6)	S +	6.50%		10.29%	10/4/2028		1,974	1,172	1,184	0.07
D&D Buyer LLC	(4) (5)	S +	6.50%		10.49%	10/4/2028		6,692	6,602	6,692	0.42
Follett Corporation	(4) (5)	S +	7.00%		10.82%	2/1/2028		789	770	789	0.05
Follett Corporation	(4) (5)	S +	7.00%		10.82%	2/1/2028		10,351	10,334	10,144	0.64
New Look Vision Group, Inc.	(4) (5) (7) (9)	C +	5.25%		7.51%	5/26/2028	CAD	8,162	5,887	5,955	0.37
New Look Vision Group, Inc.	(4) (5) (6) (9)	C +	5.25%		7.49%	5/26/2028	CAD	1,125	282	261	0.02
New Look Vision Group, Inc.	(4) (5) (8) (9)	C +	5.25%		7.51%	5/26/2028	CAD	544	396	397	0.03
New Look Vision Group, Inc.	(4) (5) (7) (9)	S +	5.25%		8.92%	5/26/2028		347	335	347	0.02
New Look Vision Group, Inc.	(4) (5) (7) (9)	C +	5.25%		7.51%	5/26/2028	CAD	1,044	753	761	0.05
New Look Vision Group, Inc.	(4) (5) (9)	S +	5.25%		8.92%	5/26/2028		39	38	39	—
TC Signature Holdings, LLC	(4) (5) (8)			(10.58% PIK)	10.58%	5/4/2028		867	852	867	0.05
TC Signature Holdings, LLC	(4) (5)			(17.50% PIK)	17.50%	5/4/2028		2,862	2,819	2,862	0.18
TC Signature Holdings, LLC	(4) (5) (6)	S +	6.50%		10.48%	5/4/2028		1,551	(7)	—	—
TC Signature Holdings, LLC	(4) (5) (8)			(13.58% PIK)	13.58%	5/4/2028		15,583	15,509	9,350	0.59
									68,392	62,501	3.93
Services: Business
ARAMSCO, Inc.	(4)	S +	4.75%		8.42%	10/10/2030		1,894	1,761	1,284	0.08
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.25%		7.97%	6/3/2031		8,781	(2)	(44)	—

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Baker Tilly Advisory Group, LP	(4) (5)	S +	4.25%		7.97%	6/3/2031	25,490	25,380	25,363	1.60
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.25%		7.97%	6/3/2030	6,786	(34)	—	—
Baker Tilly Advisory Group, LP	(4) (5) (7)	S +	4.75%		8.47%	6/3/2031	18,458	18,343	18,458	1.16
Brand Industrial Services, Inc.	(4) (10)				10.38%	8/1/2030	15,898	15,053	15,590	0.98
Cheval Blanc Holdings Company	(4) (5) (9)			(14.75% PIK)	14.75%	10/30/2030	10,901	10,624	10,574	0.67
Deerfield Dakota Holding LLC	(4) (5)	S +	5.75%	(2.75% PIK)	9.42%	9/13/2032	39,645	39,455	39,446	2.48
Deerfield Dakota Holding LLC	(4) (5) (6)	S +	5.75%	(2.75% PIK)	9.42%	9/13/2032	3,686	(18)	(18)	—
Dun & Bradstreet Corp.	(4) (5) (6)	S +	5.50%		9.23%	8/26/2032	4,055	11	—	—
Dun & Bradstreet Corp.	(4) (5) (8)	S +	5.50%		9.23%	8/26/2032	40,545	40,652	40,545	2.55
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.50%		8.25%	9/8/2031	3,854	(16)	(19)	—
Eclipse Buyer Inc.	(4) (5)	S +	4.50%		8.25%	9/8/2031	22,738	22,544	22,625	1.42
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.50%		8.25%	9/6/2031	1,955	(16)	(10)	—
ENTRUST Solutions Group	(4) (5) (8)	S +	4.75%		8.42%	12/17/2032	9,007	8,985	8,984	0.57
ENTRUST Solutions Group	(4) (5)	S +	4.75%		8.42%	12/17/2032	4,690	4,678	4,678	0.29
ENTRUST Solutions Group	(4) (5) (6)	S +	4.75%		8.44%	12/17/2032	1,408	245	245	0.02
FR Vision Holdings, Inc.	(4) (5) (8)	S +	5.00%		8.87%	1/20/2031	1,560	1,553	1,552	0.10
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		8.87%	1/20/2031	3,544	193	176	0.01
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		8.87%	1/21/2030	1,431	(10)	(7)	—
FR Vision Holdings, Inc.	(4) (5) (8)	S +	5.00%		8.87%	1/20/2031	5,676	5,633	5,647	0.36
FR Vision Holdings, Inc.	(4) (5) (8)	S +	5.00%		8.87%	1/20/2031	17,434	17,298	17,347	1.09
GC Waves Holdings, Inc.	(4) (5) (7)	S +	4.50%		8.22%	10/4/2030	14,347	14,181	14,312	0.90
GC Waves Holdings, Inc.	(4) (5) (6)	S +	4.50%		8.22%	10/4/2030	676	—	(2)	—
GC Waves Holdings, Inc.	(4) (5) (6)	S +	4.50%		8.22%	10/4/2030	7,499	381	363	0.02
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		10.47%	4/19/2029	1,322	579	595	0.04
GI Apple Midco LLC	(4) (5) (7)	S +	6.75%		10.47%	4/19/2030	14,558	14,410	14,558	0.92
GI Apple Midco LLC	(4) (5)	S +	6.75%		10.47%	4/19/2030	204	201	204	0.01
IG Investment Holdings, LLC	(4) (5) (7)	S +	5.00%		8.84%	9/22/2028	29,009	28,925	29,009	1.83
IG Investment Holdings, LLC	(4) (5) (6)	S +	5.00%		8.84%	9/22/2028	698	(4)	—	—
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		8.82%	9/2/2031	3,668	695	688	0.04
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		8.93%	9/2/2031	1,467	(12)	(7)	—
Jensen Hughes Inc.	(4) (5)	S +	5.00%		8.93%	9/2/2031	12,977	12,866	12,912	0.81
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		8.93%	9/2/2031	856	—	(4)	—
JS Held, LLC	(4) (5) (6)	S +	4.75%		8.57%	12/1/2026	452	—	—	—
JS Held, LLC	(4) (5)	S +	4.75%		8.57%	6/1/2028	12,471	12,471	12,471	0.79
NAVEX TopCo Inc	(4) (5)	S +	5.00%		8.91%	10/14/2032	6,442	6,426	6,426	0.40
NAVEX TopCo Inc	(4) (5) (6)	S +	5.00%		8.91%	10/14/2031	143	—	—	—
NAVEX TopCo Inc	(4) (5) (6)	S +	5.00%		8.91%	10/14/2032	3,062	—	(8)	—
OEConnection LLC	(4) (5)	S +	4.50%		8.23%	12/23/2032	3,331	3,322	3,322	0.21

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
OEConnection LLC	(4) (5) (6)	S +	4.50%		8.23%	12/23/2032	1,954	—	(5)	—
OEConnection LLC	(4) (5) (6)	S +	4.50%		8.23%	12/23/2032	515	(1)	(1)	—
Pave America LLC	(4) (5) (6)	S +	4.75%		8.42%	8/27/2032	5,625	1,661	1,659	0.10
Pave America LLC	(4) (5)	S +	5.25%	(2.88% PIK)	8.92%	8/27/2032	21,722	21,620	21,613	1.36
Pave America LLC	(4) (5) (6)	S +	4.75%	(2.88% PIK)	8.62%	8/27/2032	7,494	2,196	2,169	0.14
PT Intermediate Holdings III, LLC	(4) (5) (7) (8)	S +	5.00%	(1.75% PIK)	8.67%	4/9/2030	35,553	35,531	35,553	2.24
PT Intermediate Holdings III, LLC	(4) (5) (6)	S +	5.00%	(1.75% PIK)	8.67%	4/9/2030	710	(1)	—	—
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		9.24%	4/1/2030	1,193	292	286	0.02
Rimkus Consulting Group Inc.	(4) (5)	S +	5.25%		9.24%	4/1/2031	8,816	8,755	8,728	0.55
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		9.24%	4/1/2031	2,232	529	510	0.03
STV Group, Inc.	(4) (5) (6)	S +	4.75%		8.47%	3/20/2031	3,256	(4)	—	—
STV Group, Inc.	(4) (5)	S +	4.75%		8.47%	3/20/2031	11,196	11,093	11,196	0.70
STV Group, Inc.	(4) (5) (6)	S +	4.75%		8.47%	3/20/2030	2,279	(17)	—	—
USIC Holdings Inc.	(4) (5)	S +	5.50%		9.32%	9/10/2031	41,728	41,549	41,520	2.61
USIC Holdings Inc.	(4) (5) (6)	S +	5.25%		9.07%	9/10/2031	5,365	2,491	2,487	0.16
USIC Holdings Inc.	(4) (5) (6)	S +	5.50%		9.32%	9/10/2031	2,540	1,416	1,403	0.09
Vision Solutions, Inc.	(4)	S +	4.00%		8.10%	4/24/2028	10,518	10,002	9,816	0.62
Ya Intermediate Holdings II, LLC	(4) (5) (6) (8)	S +	5.00%		8.69%	10/1/2031	6,104	896	861	0.05
Ya Intermediate Holdings II, LLC	(4) (5) (6)	S +	5.00%		10.75%	10/1/2031	2,933	734	728	0.05
Ya Intermediate Holdings II, LLC	(4) (5) (8)	S +	5.00%		8.85%	10/1/2031	14,520	14,395	14,375	0.90
								459,890	460,153	28.97
Services: Consumer
Crash Champions, LLC	(4) (8) (10)	S +	4.75%		8.57%	2/23/2029	4,762	4,271	4,532	0.28
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.97%	12/22/2028	421	419	421	0.03
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.97%	12/22/2028	1,436	1,430	1,436	0.09
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.97%	12/22/2028	1,697	1,691	1,698	0.11
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.97%	12/22/2028	6,301	6,277	6,301	0.40
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.97%	12/22/2028	1,962	1,954	1,962	0.12
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.97%	12/22/2028	842	839	842	0.05
Denali Midco 2 LLC	(4) (5) (6)	S +	5.25%		8.98%	12/22/2028	6,365	1,952	1,998	0.12
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.97%	12/22/2028	3,450	3,424	3,450	0.22
The Kleinfelder Group, Inc.	(4) (5) (7)	S +	5.00%		8.84%	9/18/2030	14,522	14,516	14,522	0.91
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%		8.84%	9/18/2028	1,938	(10)	—	—
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%		8.84%	9/18/2030	2,899	1,542	1,542	0.10
Nuevoco2, LLC	(4) (5)	S +	6.00%		9.99%	6/1/2029	98	98	98	0.01
Nuevoco2, LLC	(4) (5) (7)	S +	6.00%		9.99%	6/1/2029	14,676	14,572	14,566	0.92
Nuevoco2, LLC	(4) (5)	S +	6.00%		9.99%	6/1/2029	7,376	7,325	7,321	0.46
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.75%		9.58%	4/22/2030	1,625	306	313	0.02

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
W.A. Kendall and Company, LLC	(4) (5) (8)	S +	5.75%	10.38%	4/22/2030	1,079	1,074	1,079	0.07
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.88%	9.90%	4/22/2030	223	124	125	0.01
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%	9.97%	4/22/2030	66	66	66	—
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%	9.77%	4/22/2030	895	895	895	0.06
W.A. Kendall and Company, LLC	(4) (5)	S +	5.88%	9.98%	4/22/2030	929	929	929	0.06
W.A. Kendall and Company, LLC	(4) (5) (8)	S +	5.75%	10.01%	4/22/2030	1,357	1,357	1,357	0.08
Wrench Group LLC	(4) (5)	S +	4.75%	8.42%	9/3/2032	39,286	39,096	39,089	2.46
Wrench Group LLC	(4) (5) (6)	S +	4.75%	8.42%	9/3/2032	5,357	—	(27)	—
Wrench Group LLC	(4) (5) (6)	S +	4.75%	8.42%	9/3/2031	5,357	(25)	(27)	—
							104,122	104,488	6.58
Telecommunications
CCI Buyer, Inc.	(4) (5) (6)	S +	5.00%	8.67%	5/13/2032	2,036	(10)	(5)	—
CCI Buyer, Inc.	(4) (5)	S +	5.00%	8.67%	5/13/2032	34,777	34,615	34,690	2.18
Omni Fiber, LLC	(4) (5)	S +	5.25%	9.21%	7/3/2029	2,208	2,189	2,186	0.14
Omni Fiber, LLC	(4) (5)	S +	5.25%	9.43%	7/3/2029	4,417	4,413	4,372	0.28
Omni Fiber, LLC	(4) (5) (6)	S +	5.25%	9.13%	7/3/2029	30,475	10,071	9,854	0.62
							51,278	51,097	3.22
Utilities: Water
United Flow Technologies	(4) (5) (6)	S +	4.50%	8.27%	12/6/2032	5,780	—	(29)	—
United Flow Technologies	(4) (5)	S +	4.50%	8.27%	12/6/2032	15,752	15,674	15,673	0.98
United Flow Technologies	(4) (5) (6)	S +	4.50%	8.27%	12/6/2032	2,168	(11)	(11)	—
							15,663	15,633	0.98

Total First Lien Debt							$2,630,098	$2,616,864	164.76%

Second Lien Debt
Aerospace and Defense
Peraton Corp.	(4) (7)	S +	8.00%	11.92%	2/1/2029	6,534	6,512	5,186	0.33
Peraton Corp.	(4) (7)	S +	7.75%	11.67%	2/1/2029	3,266	3,157	2,589	0.16
							9,669	7,775	0.49
Banking
Orion Advisor Solutions, Inc.	(4) (5)	S +	5.75%	9.65%	12/31/2030	4,044	3,961	4,045	0.25
Orion Advisor Solutions, Inc.	(4)	S +	5.50%	9.43%	10/10/2033	4,500	4,456	4,545	0.29
							8,417	8,590	0.54
Capital Equipment
Infinite Bidco LLC	(4) (7)	S +	7.00%	11.10%	3/2/2029	6,120	5,524	5,873	0.37

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
									5,524	5,873	0.37
Cargo Transport
LaserShip, Inc.	(4)	S +	5.50%	(4.00% PIK)	9.43%	8/10/2029		104	29	28	—
									29	28	—
Construction & Building
IPS/CP Iris Holdco	(4) (5)	S +	7.00%		10.72%	10/27/2033		12,600	12,414	12,411	0.78
									12,414	12,411	0.78
Containers, Packaging and Glass
Berlin Packaging LLC	(4) (5)	E +	6.50%		8.52%	6/7/2032	EUR	14,057	15,352	16,468	1.04
Berlin Packaging LLC	(4) (5)	S +	6.00%		9.93%	6/7/2032		1,097	1,095	1,094	0.07
Berlin Packaging LLC	(4) (5)	E +	6.50%		8.52%	6/7/2032	EUR	2,386	2,606	2,796	0.17
									19,053	20,358	1.28
High Tech
Gainwell Acquisition Corp.	(4) (5) (7)	S +	8.00%		12.04%	10/2/2028		1,260	1,237	1,235	0.08
Finastra USA, Inc.	(4)	S +	7.00%		10.72%	9/15/2033		30,900	30,477	30,346	1.91
Polaris Newco LLC	(4) (5) (7)	S +	9.00%		12.92%	6/4/2029		59,935	58,385	55,852	3.51
									90,099	87,433	5.50
Services: Business
DG Investment Intermediate Holdings 2 Inc.	(4)	S +	5.50%		9.22%	7/31/2033		10,200	10,151	10,238	0.65
Vision Solutions, Inc.	(4)	S +	7.25%		11.35%	4/23/2029		11,400	10,701	10,830	0.68
									20,852	21,068	1.33
Services: Consumer
All My Sons Moving and Storage of Kansas LLC	(4) (5) (7)	S +	7.75%		11.68%	10/25/2029		1,740	1,698	1,731	0.11
BCPE Empire Holdings, Inc.	(4) (5)	S +	5.25%		9.07%	12/31/2031		38,700	38,345	38,313	2.41
Crash Champions, LLC	(4) (10)				8.75%	2/15/2029		19,650	17,842	19,327	1.22
									57,885	59,371	3.74
Telecommunications
Vertical Bridge, LLC	(4) (10)				8.87%	5/15/2054		2,900	2,900	2,993	0.19
									2,900	2,993	0.19

Total Second Lien Debt									$226,842	$225,900	14.22%

Preferred Equity
Automobile
FleetPride, Inc.	(4) (5)			(14.50% PIK)	14.50%			4	3,136	3,126	0.20
FleetPride, Inc.	(4) (5)							2	321	321	0.02
									3,457	3,447	0.22
Finance

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Kymora Ltd.	(5) (9)				EUR	16	9,321	10,643	0.67
							9,321	10,643	0.67
High Tech
Aptean, Inc.	(5)	(13.50% PIK)	13.50%			21,414	21,234	21,414	1.35
							21,234	21,414	1.35
Media: Diversified & Production
Iconic Purchaser Corporation	(5) (7)	(5.00% PIK)	5.00%			1	526	541	0.03
							526	541	0.03
Services: Business
Eclipse Buyer Inc.	(4) (5)	(12.50% PIK)	12.50%			7,128	7,007	7,056	0.45
							7,007	7,056	0.45

Total Preferred Equity							$41,545	$43,101	2.72%

Common Stocks
Aerospace and Defense
Oakswift Holdings Ltd.	(5) (9)					4,854	4,854	4,854	0.31
Oakswift Holdings Ltd.	(5) (9)					2,582	—	—	—
							4,854	4,854	0.31

High Tech
CSAT Solutions Holding LLC	(5) (8)					337	238	370	0.02
							238	370	0.02

Media: Diversified & Production
Iconic Purchaser Corporation	(5) (7)					2	555	554	0.04
							555	554	0.04
Services: Business
Cheval Blanc Holdings Company	(5) (9)					1,671	1,671	1,916	0.12
							1,671	1,916	0.12

Total Common Stocks							$7,318	$7,694	0.49%

Total Investments—non-controlled/non-affiliated							$2,905,803	$2,893,559	182.19%
Total Portfolio Investments							$2,905,803	$2,893,559	182.19%

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

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
123Dentist Inc.	2025 CAD Fixed Delayed Draw Term Loan	08/10/2029	$4,467	$(1,227)
AI Titan Parent Inc.	Delayed Draw Term Loan	08/29/2031	4,438	(11)
AI Titan Parent Inc.	Revolver	08/29/2031	3,579	(9)
Arax MidCo, LLC	2025 Delayed Draw Term Loan	04/11/2029	9,907	(50)
Ascend Buyer LLC	2025 4th Amendment Revolver	09/29/2028	308	—
Associations, Inc.	2024 2nd Amendment Revolver	07/03/2028	775	—
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	07/03/2028	550	—
Baker Tilly Advisory Group, LP	2025 Delayed Draw Term Loan	06/03/2031	8,781	(44)
Baker Tilly Advisory Group, LP	Revolver	06/03/2030	6,786	—
Banyan Software Holdings, LLC	2025 Delayed Draw Term Loan	01/02/2031	9,961	(50)
Banyan Software Holdings, LLC	2024 Revolver	01/02/2031	1,630	—
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	1,075	—
Bottomline Technologies Inc.	Revolver	05/15/2028	973	—
CCI Buyer, Inc.	2025 Revolver	05/13/2032	2,036	(5)
CentralSquare Technologies, LLC	2024 Revolver	04/12/2030	1,929	—
Cerity Partners Equity Holding LLC	2025 Tranche B Delayed Draw Term Loan	07/28/2031	6,055	(15)
Cerity Partners Equity Holding LLC		07/28/2031	458	(1)
Chase Intermediate, LLC	2025 Delayed Draw Term Loan	10/30/2028	19,736	(99)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	554	(3)
Circana Group, L.P.	2025 Revolver	12/01/2028	6,055	—
CNSI Holdings, LLC	2024 Delayed Draw Term Loan	12/17/2029	26,444	—
CNSI Holdings, LLC	Revolver	12/17/2029	2,999	—
Coding Solutions Acquisition Inc.	2025 Incremental Delayed Draw Term Loan	08/07/2031	13,472	(135)
Coding Solutions Acquisition Inc.	2024 Revolver	08/07/2031	992	(10)
Coding Solutions Acquisition Inc.	2024 Delayed Draw Term Loan	08/07/2031	442	(4)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	07/01/2031	2,622	(13)
Community Brands ParentCo, LLC	Revolver	07/01/2031	1,479	(7)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Crown Health Care Laundry Services, LLC	2025 Revolver	05/28/2031	4,186	(21)
Crown Health Care Laundry Services, LLC	2025 Delayed Draw Term Loan	05/28/2031	3,588	(18)
CSAT Solutions Holding LLC	Revolver	06/30/2028	386	—
D&D Buyer LLC	Revolver	10/04/2028	789	—
Deerfield Dakota Holding LLC	2025 Revolver	09/13/2032	3,686	(18)
Denali Midco 2 LLC	2023 Incremental Delayed Draw Term Loan 5	12/22/2028	4,367	—
Diligent Corporation	2024 Delayed Draw Term Loan	08/02/2030	4,848	(12)
Diligent Corporation	2024 Revolver	08/02/2030	1,962	(5)
Drive Centric Holdings, LLC	Revolver	08/15/2031	4,118	—
Dun & Bradstreet Corp.	2025 Revolver	08/26/2032	4,055	—
Eagan Sub, Inc.	Delayed Draw Term Loan	09/08/2032	7,947	(20)
Eagan Sub, Inc.	Revolver	09/08/2032	4,239	(11)
Eclipse Buyer Inc.	2024 Delayed Draw Term Loan	09/08/2031	3,854	(19)
Eclipse Buyer Inc.	2024 Revolver	09/06/2031	1,955	(10)
ENTRUST Solutions Group	2025 1st Amendment Incremental Revolver	02/07/2031	1,160	(3)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2031	2,399	—
Everbridge Holdings, LLC	Revolver	07/02/2031	1,578	—
Evergreen IX Borrower 2023 LLC	Revolver	10/01/2029	876	—
Farsound Aviation Limited	2024 Delayed Draw Term Loan	12/03/2031	3,105	(31)
Flexera Software, Inc.	2025 Revolver	08/16/2032	1,644	(8)
FR Vision Holdings, Inc.	Delayed Draw Term Loan	01/20/2031	3,350	(17)
FR Vision Holdings, Inc.	Revolver	01/21/2030	1,431	(7)
Gateway US Holdings, Inc.	Revolver	09/22/2028	325	—
GC Waves Holdings, Inc.	2025 7th Amendment Delayed Draw Term Loan	10/04/2030	7,118	(18)
GC Waves Holdings, Inc.	Revolver	08/13/2026	676	(2)
GI Apple Midco LLC	Revolver	04/19/2029	727	—
Granicus, Inc.	2024 7th Amendment Delayed Draw Term Loan	01/17/2031	2,123	—
Granicus, Inc.	2024 Revolver	01/17/2031	702	—
Higginbotham Insurance Agency, Inc.	2025 6th Amendment Tranche B DDTL	06/11/2031	1,317	—
Higginbotham Insurance Agency, Inc.	2025 6th Amendment Tranche B DDTL	06/11/2031	840	(2)
Iconic Purchaser Corporation	Revolver	11/16/2028	292	(11)
IG Investment Holdings, LLC	2024 Refinancing Revolver	09/22/2028	698	—
Integrity Marketing Acquisition, LLC	2024 15th Amendment Delayed Draw Term Loan	08/25/2028	66	—
Integrity Marketing Acquisition, LLC	2024 15th Amendment Incremental Revolver	08/25/2028	20	—
IPS/CP Iris Holdco	2025 Delayed Draw Term Loan	10/27/2032	824	(3)
Jensen Hughes Inc.	2024 Delayed Draw Term Loan	09/02/2031	2,961	(15)
Jensen Hughes Inc.	2024 Revolver	09/02/2031	1,467	(7)
Jensen Hughes Inc.	2024 1st Lien Delayed Draw Term Loan	09/02/2031	856	(4)
Jeppesen	Revolver	11/01/2032	1,450	(5)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
JS Held, LLC	2019 Revolver	12/01/2026	452	—
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	2,745	(55)
Mantech International CP	2025 Tranche A Revolver	09/14/2028	3,238	—
Mantech International CP	2025 1st Lien Delayed Draw Term Loan	09/14/2029	771	—
Maverick Bidco, Inc. (Mitratech)	2025 Delayed Draw Term Loan	12/02/2031	1,729	(4)
Maverick Bidco, Inc. (Mitratech)	2025 Revolver	12/02/2031	1,383	(3)
Medvet Associates LLC	Delayed Draw Term Loan	06/25/2031	14,000	—
Ministry Brands Purchaser, LLC	Revolver	12/30/2027	142	(2)
Modernizing Medicine Inc.	Revolver	04/30/2032	1,166	—
Mountain Parent, Inc.	2024 Delayed Draw Term Loan	06/27/2031	5,779	(29)
Mountain Parent, Inc.	2024 Revolver	06/27/2031	3,082	(15)
MRI Software LLC	2020 Revolver	02/10/2028	2,135	(16)
National Resilience LLC	Delayed Draw Term Loan	11/21/2030	12,398	(496)
National Resilience LLC	Specified Delayed Draw Term Loan	11/21/2030	8,266	—
NAVEX TopCo Inc	Delayed Draw Term Loan	10/14/2032	3,062	(8)
NAVEX TopCo Inc	Revolver	10/14/2031	143	—
NCWS Intermediate, Inc.	2024 Revolver	12/31/2029	6,136	(353)
NCWS Intermediate, Inc.	2024 Delayed Draw Term Loan	12/31/2029	3,720	(214)
New Look Vision Group, Inc.	CAD Revolver	05/26/2028	559	(151)
Next Holdco, LLC	Revolver	11/09/2029	1,153	(6)
NRO Holdings III Corp.	Delayed Draw Term Loan	07/15/2031	3,261	(16)
NRO Holdings III Corp.	Revolver	07/15/2030	938	(5)
OEConnection LLC	2025 Delayed Draw Term Loan	12/23/2032	1,954	(5)
OEConnection LLC	2025 Revolver	12/23/2032	515	(1)
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	832	—
Ohio Transmission Corporation	2023 Revolver	12/19/2029	407	—
Omni Fiber, LLC	2025 Incremental Delayed Draw Term Loan	07/03/2029	20,317	(203)
Orion Advisor Solutions, Inc.	2025 Delayed Draw Term Loan	11/26/2032	7,302	(27)
Packaging Coordinators Midco, Inc.	2025 Refinancing Delayed Draw Term Loan	07/10/2032	5,836	(44)
Packaging Coordinators Midco, Inc.	2025 Revolver	07/09/2032	3,850	(29)
Packaging Coordinators Midco, Inc.	2025 Delayed Draw Term Loan (205mm)	07/09/2032	1,559	(12)
Packaging Coordinators Midco, Inc.	2025 Delayed Draw Term Loan (200mm)	07/09/2032	1,521	(11)
Packaging Coordinators Midco, Inc.	2025 Initial Dollar SP Delayed Draw Term Loan	07/09/2032	629	(5)
Pave America LLC	2025 Delayed Draw Term Loan	08/27/2032	5,287	(26)
Pave America LLC	2025 Revolver	08/27/2032	3,937	(20)
PDI TA Holdings, Inc.	2024 Revolver	02/03/2031	84	—
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	2,932	(205)
Pike Corp	2025 Delayed Draw Term Loan	12/20/2032	5,537	(14)
Pike Corp	2025 Revolver	12/20/2032	3,691	(9)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Poly-Wood, LLC	Delayed Draw Term Loan	03/20/2030	3,144	(15)
Poly-Wood, LLC	Revolver	03/20/2030	3,144	(16)
PPV Intermediate Holdings LLC	2024 2nd Amendment Delayed Draw Term Loan	08/31/2029	6,057	(15)
PPV Intermediate Holdings LLC	Revolver	08/31/2029	2,390	—
PT Intermediate Holdings III, LLC	2024 Delayed Draw Term Loan	04/09/2030	710	—
Recorded Books Inc.	2023 Revolver	08/31/2028	3,763	—
Recorded Books Inc.	2025 Delayed Draw Term Loan B	09/03/2030	1,765	—
Recorded Books Inc.	2025 Delayed Draw Term Loan A	09/03/2030	735	—
Revalize, Inc.	Revolver	04/16/2029	92	(5)
RFI Buyer, Inc.	2025 4th Amendment Delayed Draw Term Loan	08/05/2030	11,765	(59)
Rimkus Consulting Group Inc.	Delayed Draw Term Loan	04/01/2031	1,701	(17)
Rimkus Consulting Group Inc.	Revolver	04/01/2030	895	(9)
Rock Star Mergersub, LLC	Delayed Draw Term Loan	12/15/2031	4,315	(11)
Rock Star Mergersub, LLC	Revolver	12/15/2031	1,521	(4)
Service Logic	Delayed Draw Term Loan	12/16/2032	4,527	(11)
Service Logic	Revolver	12/16/2032	2,263	(6)
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	1,564	—
STS Aviation Group	Delayed Draw Term Loan	10/08/2031	1,100	(8)
STS Aviation Group	Revolver	10/08/2030	126	(1)
STV Group, Inc.	2024 Delayed Draw Term Loan	03/20/2031	3,256	—
STV Group, Inc.	2024 Revolver	03/20/2030	2,279	—
Surmodics, Inc.	Delayed Draw Term Loan	11/19/2032	2,371	(18)
Surmodics, Inc.	Revolver	11/19/2031	1,264	(9)
TC Signature Holdings, LLC	2025 9th Amendment Delayed Draw Term Loan	05/04/2028	1,552	—
The Kleinfelder Group, Inc.	Revolver	09/18/2028	1,938	—
The Kleinfelder Group, Inc.	2023 Delayed Draw Term Loan	09/18/2030	1,356	—
ThermoSafe	Delayed Draw Term Loan	11/03/2032	5,700	(28)
ThermoSafe	Revolver	11/03/2032	1,900	(10)
THG Acquisition, LLC	2024 Delayed Draw Term Loan	10/31/2031	2,368	(12)
THG Acquisition, LLC	2024 Revolver	10/31/2031	1,451	(7)
Truck-Lite Co., LLC	2025 Tranche B Delayed Draw Term Loan	02/13/2032	6,449	(32)
Truck-Lite Co., LLC	2025 Tranche C Delayed Draw Term Loan	02/13/2032	5,304	(27)
Truck-Lite Co., LLC	2025 Replacement Revolver	02/13/2031	4,284	(22)
Truck-Lite Co., LLC	2025 Tranche A Delayed Draw Term Loan	02/13/2032	643	(3)
Tyber Medical LLC	Delayed Draw Term Loan	06/14/2032	3,683	(18)
Tyber Medical LLC	USD Revolver	06/12/2031	909	(5)
Tyber Medical LLC	Multicurrency Revolver	06/12/2031	447	(2)
United Flow Technologies	Delayed Draw Term Loan	12/06/2032	5,780	(29)
United Flow Technologies	Revolver	12/06/2032	2,168	(11)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
USIC Holdings Inc.	2024 Revolver	09/10/2031	2,851	(14)
USIC Holdings Inc.	2024 Specified Delayed Draw Term Loan	09/10/2031	1,124	(6)
Vantage Specialty Chemicals	2025 Revolver	03/01/2029	1,552	(39)
W.A. Kendall and Company, LLC	2025 7th Amendment Delayed Draw Term Loan	04/22/2030	1,312	—
W.A. Kendall and Company, LLC	Revolver	04/22/2030	98	—
Wrench Group LLC	2025 Delayed Draw Term Loan	09/03/2032	5,357	(27)
Wrench Group LLC	2025 Revolver	09/03/2031	5,357	(27)
Ya Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/01/2031	5,182	(52)
Ya Intermediate Holdings II, LLC	Revolver	10/01/2031	2,176	(22)
			$500,624	$(4,531)

(7)Assets or a portion thereof are pledged as collateral under the Company's various revolving credit facilities and debt securitizations and, as such, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the obligations under each of the respective facilities and debt securitizations. See Note 6 “Debt”.
(8)Position or portion thereof unsettled as of December 31, 2025.
(9)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025 non-qualifying assets totaled 5.9% of the Company’s total assets.
(10)All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $42.4 million, or 2.7% of the Company’s net assets.

As of December 31, 2025, the estimated net unrealized loss for federal tax purposes was $11.0 million based on an estimated tax basis of $2,904.9 million. As of December 31, 2025, the estimated aggregate gross unrealized loss for federal income tax purposes was $36.2 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $25.2 million.

ADDITIONAL INFORMATION

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 14,026	Canadian Dollar 19,200	3/19/2026	$(20)
State Street Bank & Trust Company	U.S. Dollar 4,031	Great Britain Pound 3,000	3/19/2026	(2)
State Street Bank & Trust Company	U.S. Dollar 106,808	Euro 90,350	3/19/2026	427
				$405

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value
Morgan Stanley	2024A Notes	7.77%	SOFR + 3.7080%	9/9/2028	$300,000	$10,576

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
The Company will offer on a continuous basis up to $2.5 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company will offer to sell any combination of three classes of common shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes will have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of common shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. T. Rowe Price Investment Services, Inc. (the “Managing Dealer”) will use its best efforts to sell shares but is not obligated to purchase or sell any specific amount of shares in the Offering. The Company may also engage in private offerings of its common shares. As of December 31, 2025 and December 31, 2024, the Company had 48,394,834 and 41,819,813, respectively, of Class I shares issued and outstanding, and received net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan and net of repurchase of shares, of $178.4 million and $466.7 million, respectively, as payment for such shares for the periods noted. As of December 31, 2025 and December 31, 2024, the Company had 4,624,605 and 1,652,760, respectively, of Class S shares issued and outstanding, and received net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $80.7 million and $46.1 million, respectively, as payment for such shares for the periods noted. As of December 31, 2025, the Company had 6,052,852 of Class D shares issued and outstanding, and received net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $163.4 million as payment for such shares for the period noted. As of December 31, 2024, there were no Class D shares issued and outstanding.
Note 2. Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company and accordingly will follow the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein. The Company commenced operations on November 14, 2022 and its fiscal year ends on December 31. Certain prior period information has been reclassified to conform to the current period presentation and this had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash, cash equivalents and restricted cash with high credit-quality institutions to minimize credit risk exposure. As of December 31, 2025 and December 31, 2024, the Company had $23.8 million and $11.5 million of restricted cash, respectively. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company's financing transactions. As of December 31, 2025 and December 31, 2024, approximately $2.0 million and $2.7 million of the cash, cash equivalents, and restricted cash balances were denominated in a foreign currency, respectively.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2025 and December 31, 2024, there were no loans placed on non-accrual status.

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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of December 31, 2025 and December 31, 2024, the Company had $1.5 million and $9.9 million of receivables for investments sold, respectively. As of December 31, 2025 and December 31, 2024, the Company had $3.3 million and $0.1 million of payables for investments purchased, respectively.
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
Foreign Currency Forward Contracts
The Company may enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its shareholders. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded on the consolidated statements of assets and liabilities on a gross basis as part of Derivative Assets, at fair value, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the consolidated schedules of investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date.
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
Organizational costs, primarily for legal expenses associated with the establishment of the Company, are expensed as incurred. The Company did not incur organizational costs during the years ended December 31, 2025 and December 31, 2024.

Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and included as a deferred offering cost asset on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of December 31, 2025 and December 31, 2024, the Company had capitalized deferred offering costs of $0.0 million and $0.2 million, respectively. For the year ended December 31, 2025, the Company incurred amortization of deferred offering costs of $0.2 million. For the year ended December 31, 2024, the Company had incurred amortization of deferred offering costs of $2.3 million.

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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company did not incur excise tax expense for the year ended December 31, 2025. The Company incurred excise tax of $0.2 million and $0.3 million for the years ended December 31, 2024 and December 31, 2023, respectively.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2025. As applicable, the Company’s prior years remain subject to examination by U.S. federal, state and local tax authorities.
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
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")," which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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
The Adviser agreed not to charge the Company a management fee until the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. The Adviser further agreed to waive its management fee until the date immediately after the first six months following the date on which the Company’s registration statement became effective. For the year ended December 31, 2025, the Company incurred management fees of $17.1 million, of which none were waived. For the year ended December 31, 2024, the Company incurred management fees of $11.8 million, of which $2.3 million were waived. For the year ended December 31, 2023, the Company incurred management fees of $2.5 million, all of which were waived. As of December 31, 2025 and December 31, 2024, $4.8 million and $3.5 million, respectively, remained payable related to the base management fee accrued in management fee payable on the Consolidated Statements of Assets and Liabilities.
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
The Adviser agreed not to charge the Company an incentive fee until the Company elected to be regulated as a BDC under the 1940 Act on June 30, 2023. The Adviser further agreed to waive its incentive fee until the date immediately after the first six months following the date on which the Company’s registration statement became effective. For the year ended December 31, 2025, the Company incurred income incentive fees of $19.7 million, respectively, of which none were waived. For the year ended December 31, 2024, the Company incurred income incentive fees of $15.6 million, respectively, of which $3.4 million were waived. For the year ended December 31, 2023, the Company incurred income incentive fees of $4.2 million, all of which were waived. As of December 31, 2025 and December 31, 2024, $5.4 million and $4.5 million, respectively, remained payable related to the income incentive fee accrued in income incentive fee payable on the Consolidated Statements of Assets and Liabilities.
For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company incurred no capital gains incentive fees.

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
No Reimbursement Payment for any quarter will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by us at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (2) our “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates, or (3) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.00% of the Company’s NAV. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-

day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, interest expense, financing fees and costs and extraordinary expenses by our net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

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

The following table presents a summary of Expense Payments and the related Reimbursement Payments for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

For the Year Ended	Expense Support from the Advisor	Payable to Advisor	Recoupment of Expense Support	Unreimbursed Expense Support
December 31, 2025	$—	$—	$1,708	$—
December 31, 2024	$1,384	$132	$—	$1,708
December 31, 2023	$324	$—	$—	$324

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
The Company incurred expenses related to the Administrator of $1.6 million, $1.7 million, and $0.0 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively, which is included in other general and administrative expenses on the Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, there were $0.7 million and $1.0 million of expenses related to the Administrator that were payable and included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities, respectively.
The sub-administrator is compensated for performing its sub-administrative services under the sub-administration agreement. For the year ended December 31, 2025, the Company incurred expenses related to the sub-administrator of $2.9 million, which is included in administrative service expenses on the Consolidated Statements of Operations and the payable included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities, respectively. For the year ended December 31, 2024, the Company incurred expenses related to the sub-administrator of $1.7 million, respectively, which is included in administrative service expenses on the Consolidated Statements of Operations and the payable included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities, respectively. For the year ended December 31, 2023, the Company incurred expenses related to the sub-administrator of $0.6 million, which is included in administrative service expenses on the Consolidated Statements of Operations and the payable included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities.
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
For the year ended December 31, 2025, the Company accrued distribution and shareholder servicing fees for Class S shares of $0.8 million. For the year ended December 31, 2024, the Company accrued distribution and shareholder servicing fees for Class S shares of $0.1 million. The Company did not accrue any such fees for the year ended December 31, 2023. For the year ended December 31, 2025, the Company accrued distribution and shareholder servicing fees for Class D shares of $0.2 million, and did not accrue any such fees for the year ended December 31, 2024 and for the year ended December 31, 2023.

Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,630,098	$2,616,864	90.4%	$1,954,192	$1,958,306	95.4%
Second Lien Debt	226,842	225,900	7.8%	91,084	88,945	4.3%
Preferred Equity	41,545	43,101	1.5%	6,181	6,176	0.3%
Common Stocks	7,318	7,694	0.3%	—	—	—%
Total	$2,905,803	$2,893,559	100.0%	$2,051,457	$2,053,427	100.0%

The industry composition of investments based on fair value as of December 31, 2025 and December 31, 2024 were as follows:

December 31, 2025
High Tech	19.6%
Services: Business	16.9%
Healthcare, Education and Childcare	14.6%
Automobile	6.7%
Services: Consumer	5.7%
Capital Equipment	5.2%
Finance	4.2%
Media: Diversified & Production	4.1%
Construction & Building	3.5%
Insurance	3.0%
Aerospace and Defense	2.5%
Chemicals, Plastics and Rubber	2.4%
Retail Stores	2.2%
Telecommunications	1.9%
Consumer Goods: Durable	1.7%
Cargo Transport	1.2%
Containers, Packaging and Glass	1.2%
Buildings and Real Estate	1.1%
Printing and Publishing	0.9%
Ecological	0.6%
Utilities: Water	0.5%
Banking	0.3%
Total	100.0%

December 31, 2024
Healthcare, Education and Childcare	15.5%
High Tech	15.1%
Services: Business	14.9%
Insurance	10.1%
Automobile	7.0%
Capital Equipment	6.5%
Services: Consumer	4.2%
Aerospace and Defense	3.9%
Finance	3.5%
Chemicals, Plastics and Rubber	2.9%
Media: Diversified & Production	2.9%
Retail Stores	2.5%
Consumer Goods: Durable	2.4%
Construction & Building	2.1%
Cargo Transport	1.4%
Printing and Publishing	1.2%
Technology & Electronics	1.2%
Buildings and Real Estate	0.8%
Ecological	0.7%
Broadcasting and Entertainment	0.5%
Containers, Packaging and Glass	0.3%
Banking	0.3%
Telecommunications	0.1%
Total	100.0%

The geographic composition of investments at cost and fair value as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,730,855	$2,712,441	93.7%	170.8%
United Kingdom	74,965	75,149	2.6%	4.7%
Germany	59,819	64,215	2.2%	4.0%
Canada	25,989	26,257	0.9%	1.7%
Greece	9,321	10,643	0.4%	0.7%
Ireland	4,854	4,854	0.2%	0.3%
Total	$2,905,803	$2,893,559	100.0%	182.2%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,884,451	$1,887,769	92.0%	157.2%
United Kingdom	75,501	75,496	3.7%	6.3%
Switzerland	56,317	55,885	2.7%	4.6%
Germany	25,806	25,234	1.2%	2.1%
Canada	9,382	9,043	0.4%	0.8%
Total	$2,051,457	$2,053,427	100.0%	171.0%

Note 5.  Fair Value Measurements
The following tables present the fair value hierarchy of investments and derivatives as of December 31, 2025 and December 31, 2024, categorized by the ASC 820 valuation hierarchy, as previously described:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$174,024	$2,442,840	$2,616,864
Second Lien Debt	—	91,955	133,945	225,900
Preferred Equity	—		43,101	43,101
Common Stocks	—		7,694	7,694
Total Investments at fair value	$—	$265,979	$2,627,580	$2,893,559
Interest rate swap	—	10,576	—	10,576
Foreign currency forward contracts	—	405	—	405
Total	$—	$276,960	$2,627,580	$2,904,540

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$29,488	$1,928,818	$1,958,306
Second Lien Debt	—	38,587	50,358	88,945
Preferred Equity	—	—	6,176	6,176
Total	$—	$68,075	$1,985,352	$2,053,427
The following tables present the change in the fair value of financial instruments for the years ended December 31, 2025 and December 31, 2024 for which Level 3 inputs were used to determine the fair value.

	For the Year Ended December 31, 2025
	First Lien Debt	Second Lien Debt	Preferred Equity	Common Stocks	Total Investments
Fair value, beginning of year	$1,928,818	$50,358	$6,176		$1,985,352
Purchases of investments (1)	1,057,215	96,015	44,686	7,318	1,205,234
Proceeds from principal repayments and sales of investments	(520,969)	(10,746)	(9,321)	—	(541,036)
Accretion of discount/amortization of premium	8,150	672	—	—	8,822
Net realized gain (loss)	321	—	—	—	321
Net change in unrealized appreciation (depreciation)	(8,361)	(2,354)	1,560	376	(8,779)
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	(22,334)	—	—	—	(22,334)
Fair value, end of year	$2,442,840	$133,945	$43,101	$7,694	$2,627,580
Net change in unrealized appreciation (depreciation) related to financial instruments still held as December 31, 2025	$(5,766)	$(1,970)	$1,560	$376	$(5,800)

(1) Purchases include PIK interest, if applicable.
(2) Transfers between levels are recognized at the beginning of the year in which the transfers occur. For the year ended December 31, 2025, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

	For the Year Ended December 31, 2024
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$1,043,304	$72,551	$—	$1,115,855
Purchases of investments (1)	1,240,344	25,434	6,181	1,271,959
Proceeds from principal repayments and sales of investments	(347,601)	(46,311)	—	(393,912)
Accretion of discount/amortization of premium	8,150	1,485	—	9,635
Net realized gain (loss)	(3,132)	127	—	(3,005)
Net change in unrealized appreciation (depreciation)	(12,247)	(671)	(5)	(12,923)
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	(2,257)	—	(2,257)
Fair value, end of year	$1,928,818	$50,358	$6,176	$1,985,352
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2024	$(5,107)	$140	$(5)	$(4,972)

(1) Purchases include PIK interest, if applicable.
(2) Transfers between levels are recognized at the beginning of the year in which the transfers occur. For the year ended December 31, 2024, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2025 and December 31, 2024.  The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2025
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
First Lien Debt	$2,272,969	Discounted cash flow	Comparative Yield	7.4% - 16.2% (9.0%)
First Lien Debt	13,079	Market Comparable Companies	EBITDA Multiple	7.0x
First Lien Debt	149,153	Precedent transactions	Transaction Price	N/A
First Lien Debt	7,639	Discounted cash flow	EBITDA Multiple	12.0x
Total First Lien Debt	$2,442,840
Second Lien Debt	133,945	Discounted cash flow	Comparative Yield	9.0% - 15.1% (11.9%)
Total Second Lien Debt	$133,945
Preferred Equity	32,137	Discounted cash flow	Comparative Yield	12.6% - 20.6% (13.8%)
Preferred Equity	321	Market Comparable Companies	EBITDA Multiple	10.0x
Preferred Equity	10,643	Discounted cash flow	EBITDA Multiple	7.0x
Total Preferred Equity	$43,101
Common Stocks	2,470	Market Comparable Companies	EBITDA Multiple	10.0x - 12.5x (11.9x)
Common Stocks	370	Precedent transactions	Transaction Price	N/A
Common Stocks	4,854	Discounted cash flow	Discount Rate	23.9%
Total Common Stocks	$7,694
Total	$2,627,580

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
First Lien Debt	$1,877,561	Discounted cash flow	Comparative Yield	7.3% - 16.9% (9.8%)
First Lien Debt	51,257	Precedent Transaction	Transaction Price	N/A
Total First Lien Debt	$1,928,818
Second Lien Debt	50,358	Discounted cash flow	Comparative Yield	9.8% - 13.9% (12.4%)
Preferred Equity	6,176	Discounted cash flow	Comparative Yield	13.1%
Total	$1,985,352

(1) Weighted averages are calculated based on fair value of investments.

The Company used the income approach to determine the fair value of certain Level 3 assets as of December 31, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. An increase/decrease in the EBITDA multiple would result in a increase/decrease, respectively, in the fair value.

Financial instruments disclosed but not carried at fair value

The following table presents the fair value of the Company's debt obligations as of December 31, 2025 and December 31, 2024:

	As of
	December 31, 2025	December 31, 2024
JPM Credit Facility	$776,146	$356,146
BNP Credit Facility	261,500	260,000
2024A Senior Notes	310,576	300,000
CIBC Credit Facility	96,000	—
Total Debt	$1,444,222	$916,146
The carrying values of the debt obligations (Note 6) generally approximate their respective fair values. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.
Excluding the impact of unamortized deferred financing costs, the carrying value of the 2024A Senior Notes approximate their respective fair value due to their inclusion of the effective portion of the fair value of the interest rate swap, as further discussed in Note 7, Derivative Instruments, to these consolidated financial statements.

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

The fair value of the debt obligations within the credit facilities and the 2024A Senior Notes would be categorized as Level 2 and Level 3, respectively, under the ASC 820-10 hierarchy.

Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and December 31, 2024, the Company's asset coverage was 210.0% and 231.1%, respectively.
The following tables present the Company’s outstanding borrowings as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value
JPM Credit Facility (1)	$1,030,000	$776,146	$776,146
BNP Credit Facility (1)	500,000	261,500	261,500
2024A Senior Notes (2)	300,000	300,000	308,210
CIBC Credit Facility (1)	250,000	96,000	96,000
Total Debt	$2,080,000	$1,433,646	$1,441,856

	December 31, 2024
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value
JPM Credit Facility (1)	$795,000	$356,146	$356,146
BNP Credit Facility (1)	400,000	260,000	260,000
2024A Senior Notes (2)	300,000	300,000	296,907
CIBC Credit Facility (1)	250,000	—	—
Total Debt	$1,745,000	$916,146	$913,053
(1)Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(2)Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs. As of December 31, 2025, carrying value is also inclusive of an incremental adjustment of $10.6 million in the carrying value of the 2024A Senior Notes resulting from a hedge accounting relationship.
For the year ended December 31, 2025, the Company had total average borrowings of $1,108.9 million, at a weighted average interest rate of 6.8%. For the year ended December 31, 2024, the Company had total average borrowings of $717.9 million, at a weighted average interest rate of 7.6%. For the year ended December 31, 2023, the Company had total average borrowings of $230.8 million at a weighted average interest rate of 8.0%.

A summary of contractual maturities of our debt obligations was as follows as of December 31, 2025:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPM Credit Facility	$776,146	$—	$—	$776,146	$—
BNP Credit Facility	261,500	—	—	261,500	—
2024A Senior Notes	300,000	—	—	300,000	—
CIBC Credit Facility	96,000	—	—	96,000	—
Total Debt Obligations	$1,433,646	$—	$—	$1,433,646	$—

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

The JPM Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2025, the Company was in compliance with these covenants.

Borrowings under the JPM Credit Facility bear interest at SOFR plus 1.875%. The Company pays an unused commitment fee of 37.5 basis points (0.375%) per annum. The stated maturity date was extended from November 15, 2027 to August 29, 2028 as part of the Amendment.

As of December 31, 2025 and December 31, 2024, there were $776.1 million and $356.1 million of borrowings outstanding under the JPM Credit Facility, respectively.

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$30,187	$19,477	$5,743
Unused facility fee	1,768	1,095	445
Amortization of deferred financing costs	2,196	1,025	370
Total interest and debt financing expense	$34,151	$21,597	$6,558
For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the JPM Credit Facility was 6.3%, 7.2%, and 7.1%, respectively.
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
Proceeds of the loans under the BNP Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the BNP Credit Agreement. The period from the closing date until June 30, 2026 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the BNP Credit Agreement. The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent, the Lenders, the Custodian and the Collateral Administrator, (b) June 30, 2028, and (c) the date on which the Administrative Agent provides notice of the declaration of the final maturity date after the occurrence of an event of default. The BNP Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2025, the Company was in compliance with these covenants.

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

On November 25 2025, TRP OHA SPV Funding I, LLC entered into the Third Amendment (the “Third Amendment”) to the BNP Credit Agreement. The Third Amendment, among other things, (i) increased the maximum facility amount from $400.0 million to $500.0 million, (ii) reduced the applicable margin for advances to 1.85% per annum prior to the end of the reinvestment period and 2.35% per annum thereafter, and (iii) changed the unused commitment fee (A) during the period from and including the date that is the three month anniversary of the Closing Date to and excluding the date that is the six month anniversary of the Closing Date to 125 basis points (1.25%) if the unused amount is greater than 50% of the facility amount, 100 basis points (1.00%) if the unused amount is less than or equal to 50% of the facility amount and greater than 25% of the facility amount, and 0 basis points (0.00%) if the unused amount is less than or equal to 25% of the facility amount, (B) during the period from and including the six month anniversary of the Closing Date to but excluding the Third Amendment Date to the applicable margin if the unused amount is greater than or equal to 75% of the facility amount, 125 basis points (1.25%) if the unused amount is less than 75% of the facility amount and greater than 50% of the facility amount, 100 basis points (1.00%) if the unused amount is less than or equal to 50% of the facility amount and greater than 25% of the facility amount, and 0 basis points (0.00%) if the unused amount is less than or equal to 25% of the facility amount, and (C) during the period from and including the Third Amendment Date to but excluding the Facility Termination Date to the applicable margin if the unused amount is greater than or equal to 40% of the facility amount, to 75 basis points (0.75%) if the unused amount is less than 40% of the facility amount or greater than 20% of the facility amount, and 0 basis points (0.00%) if the unused amount is less than or equal to 20% of the facility amount.

As of December 31, 2025 and December 31, 2024, there were $261.5 million and $260.0 million of borrowings outstanding under the BNP Credit Facility, respectively.

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the components of interest expense related to the BNP Credit Facility were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$18,119	$15,934	$12,747
Unused facility fee	489	1,310	—
Amortization of deferred financing costs	590	420	211
Total interest and debt financing expense	$19,198	$17,664	$12,958

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the BNP Credit Facility was 6.6%, 7.8%, and 8.4%, respectively.

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

The balance of unamortized debt issuance costs related to the 2024A Notes was $2.4 million and $3.1 million as of December 31, 2025 and December 31, 2024, respectively.

On February 6, 2025, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company's investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swap is $300.0 million and the interest rate swap matures on September 9, 2028. As a result of the swap, the Company's effective interest rate on the 2024A Notes is SOFR plus 3.708%. As of December 31, 2025, the interest rate swap had a fair value of $10.6 million, which is included within derivative asset at fair value on the Consolidated Statements of Assets and Liabilities.

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the components of interest expense related to the 2024A Notes were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$24,085	$19,102	$—
Amortization of debt issuance costs	727	612	—
Total interest and debt financing expense	$24,812	$19,714	$—

These amounts are included in the interest expense in the Company's Consolidated Statements of Operations. Please see Note 7 for further information about the Company's interest rate swap.

As of December 31, 2025 and December 31, 2024, the components of the carrying value of the 2024A Notes and the stated interest rates were as follows:

	As of
	December 31, 2025	December 31, 2024
Principal amount of debt	$300,000	$300,000
Debt issuance costs	(2,366)	(3,093)
Fair value of an effective hedge	10,576	—
Carrying value of debt	$308,210	$296,907

For the years ended December 31, 2025 and December 31, 2024, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding for the 2024A Senior Notes was 8.0% and 7.77%, respectively.

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

Proceeds of the loans under the CIBC Loan Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the CIBC Loan Agreement. The period from the closing date until November 5, 2027 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the CIBC Loan Agreement. The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent and the Lenders, (b) November 5, 2029, and (c) the date on which the Administrative Agent or the required lenders provide notice of the declaration of the final maturity date after the occurrence of an event of default. The CIBC Loan Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of December 31, 2025, the Company was in compliance with these covenants.

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

As of December 31, 2025 and December 31, 2024, there were $96.0 million and $0.0 million of borrowings outstanding under the CIBC Credit Facility, respectively.

For the year ended December 31, 2025, December 31, 2024, and December 31, 2023, the components of interest expense related to the CIBC Credit Facility were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$3,189	$—	$—
Unused facility fee	123	—	—
Amortization of deferred financing costs	383	63	—
Total interest and debt financing expense	$3,695	$63	$—

For the year ended December 31, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the CIBC Credit Facility was 6.2%.
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
Foreign Currency Forwards
The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its shareholders, as described in Note 2. The fair value of derivative contracts open as of December 31, 2025 and December 31, 2024 is included on the Consolidated Schedules of Investments by contract. The Company had no collateral payable as of December 31, 2025 and December 31, 2024. Collateral amounts posted are included in collateral on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities.
During the year ended December 31, 2025, the average notional exposure for foreign currency forward contracts was $113.8 million. During the year ended December 31, 2024, the average notional exposure for foreign currency forward contracts was $70.3 million. During the year ended December 31, 2023, the average notional exposure for foreign currency forward contracts was $6.0 million.
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

The following table presents the amounts paid and received on the Company's interest rate swap transactions, excluding upfront fees, for the year ended December 31, 2025:

			For the Year Ended December 31, 2025
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap	9/8/2028	$300,000	$(42,401)	$31,661	$(10,740)

For the year ended December 31, 2025, the Company recognized $10.6 million of unrealized gains (losses) on interest rate swaps designated as hedging instruments is included in the Derivatives at Fair value balance on the Consolidated Statements of Assets and Liabilities. For the year ended December 31, 2025, this amount is offset by an increase (decrease) of $10.6 million for a change in the carrying value of the 2024A Notes. The Company did not enter into any interest rate swaps until February 6, 2025. See Note 6 for further information regarding interest rate swap contracts.

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

The following tables present both gross and net information about derivative instruments in the Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024.

December 31, 2025
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$405	$—	$405	$—	$405
Morgan Stanley	10,576	—	10,576	(10,740)	(164)
Total	$10,981	$—	$10,981	$(10,740)	$241

December 31, 2024
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$790	$—	$790	$—	$790

(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual set off rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the year ended December 31, 2025 was as follows:

For the Year Ended
December 31, 2025
Realized gain (loss) on foreign currency forward contracts	$(7,620)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(385)
Total net realized gain (loss) and unrealized appreciation (depreciation) on foreign currency forward contracts	$(8,005)
The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the year ended December 31, 2024 was as follows:

For the Year Ended
December 31, 2024
Realized gain (loss) on foreign currency forward contracts	$2,751
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1,839
Total net realized gain (loss) and unrealized appreciation (depreciation) on foreign currency forward contracts	$4,590

The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the year ended December 31, 2023 was as follows:

For the Year Ended
December 31, 2023
Realized gain (loss) on foreign currency forward contracts	$194
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(1,048)
Total net realized gain (loss) and unrealized appreciation (depreciation) on foreign currency forward contracts	$(854)
Note 8: Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and preferred equity investments. The CODM is comprised of the Company’s lead portfolio managers and internal members of the Board (including the chief executive officer), chief financial officer and chief operating officer, and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“GAAP net income”). In addition to numerous other factors and metrics, the CODM utilizes GAAP net income as a key metric in determining the amount of dividends to be distributed to the Company's shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
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
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and December 31, 2024, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	December 31, 2025	December 31, 2024
Unfunded delayed draw commitments	$347,454	$258,448
Unfunded revolving commitments	153,170	110,317
Total unfunded commitments	$500,624	$368,765

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2025, management was not aware of any pending or threatened litigation.
Note 10. Net Assets
As of December 31, 2025, December 31, 2024 and December 31, 2023, the Company had 48,394,834, 41,819,813 and 25,158,870 of Class I shares issued and outstanding with a par value of $0.01 per share, respectively. As of December 31, 2025 and December 31, 2024, the Company had 4,624,605 and 1,652,760 of Class S shares issued and outstanding with a par value of $0.01 per share, respectively. There were no Class S shares issued and outstanding as of December 31, 2023. As of December 31, 2025, the Company had 6,052,852 of Class D shares issued and outstanding with a par value of $0.01 per share. There were no Class D shares issued and outstanding as of December 31, 2024 and December 31, 2023.

The following table summarizes capital activity for the year ended December 31, 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of year	43,472,573	$435	$1,197,185	$(85)	$413	$2,681	$1,200,629
Common shares issued	15,199,341	152	411,438	—	—	—	411,590
Distribution reinvestment	913,215	9	24,685	—	—	—	24,694
Repurchase of common shares	(512,838)	(5)	(13,809)	—	—	—	(13,814)
Net investment income (loss)	—	—	—	135,879	—	—	135,879
Net realized gain (loss)	—	—	—	—	(8,113)	—	(8,113)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(14,214)	(14,214)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(175)	(175)
Distributions declared	—	—	(4,347)	(137,725)	(6,158)	—	(148,230)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	(141)	(7,924)	8,065	—	—
Balance, end of year	59,072,291	$591	$1,615,011	$(9,855)	$(5,793)	$(11,708)	$1,588,246

The following table summarizes capital activity for the year ended December 31, 2024:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of year	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	$704,431
Common shares issued	18,053,705	181	505,337	—	—	—	505,518
Distribution reinvestment	259,998	2	7,246	—	—	—	7,248
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	115,125	—	—	115,125
Net realized gain (loss)	—	—	—	—	(696)	—	(696)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(14,716)	(14,716)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,759	1,759
Distributions declared	—	—	—	(117,470)	(570)	—	(118,040)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	(2,537)	(3,946)	6,483	—	—
Balance, end of year	43,472,573	$435	$1,197,185	$(85)	$413	$2,681	$1,200,629

The following table summarizes capital activity for the year ended December 31, 2023:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of year	2,000,000	$20	$49,980	$175	$8	$(488)	$49,695
Common shares issued	23,158,870	232	628,661	—	—	—	628,893
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	35,558	—	—	35,558
Net realized gain (loss)	—	—	—	—	359	—	359
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	17,174	17,174
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(1,048)	(1,048)
Distributions declared	—	—	—	(26,200)	—	—	(26,200)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	8,498	(3,327)	(5,171)	—	—
Balance, end of year	25,158,870	$252	$687,139	$6,206	$(4,804)	$15,638	$704,431

The following table summarizes transactions in common shares during the year ended December 31, 2025:

	Shares	Amount
Class I:
Proceeds from shares sold	6,504,685	$176,458
Repurchase of shares	(502,684)	(13,541)
Transfer of shares	7,602	204
Distribution reinvestment	565,418	15,311
Net increase (decrease)	6,575,021	178,432
Class S:
Proceeds from shares sold	2,804,314	76,134
Repurchase of shares	(10,154)	(273)
Transfer of shares	(6,883)	(185)
Distribution reinvestment	184,568	4,990
Net increase (decrease)	2,971,845	80,666
Class D:
Proceeds from shares sold	5,890,369	158,999
Repurchase of shares	—	—
Transfer of shares	(744)	(20)
Distribution reinvestment	163,227	4,393
Net increase (decrease)	6,052,852	163,372
Total increase (decrease)	15,599,718	$422,470

The following table summarizes transactions in common shares during the year ended December 31, 2024:

	Shares	Amount
Class I:
Proceeds from shares sold	16,422,668	$460,031
Repurchase of shares	—	—
Distribution reinvestment	238,276	6,643
Net increase (decrease)	16,660,944	466,674
Class S:
Proceeds from shares sold	1,631,037	45,487
Repurchase of shares	—	—
Distribution reinvestment	21,722	605
Net increase (decrease)	1,652,759	46,092
Total increase (decrease)	18,313,703	$512,766

The following table summarizes transactions in common shares during the year ended December 31, 2023:

	Shares	Amount
Class I:
Proceeds from shares sold	23,158,870	$628,893
Repurchase of shares	—	—
Distribution reinvestment	—	—
Net increase (decrease)	23,158,870	628,893
Class S:
Proceeds from shares sold	—	—
Repurchase of shares	—	—
Distribution reinvestment	—	—
Net increase (decrease)	—	—
Total increase (decrease)	23,158,870	$628,893

The Company determines NAV per share as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first business day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available. The following table summarizes each month-end NAV per share for Class S, Class D, and Class I common shares for the year ended December 31, 2025:

	NAV Per Share
	Class S	Class D	Class I
January 31, 2025	$27.50	$—	$27.50
February 28, 2025	$27.40	$—	$27.40
March 31, 2025	$27.25	$27.25	$27.25
April 30, 2025	$27.07	$27.07	$27.07
May 31, 2025	$27.11	$27.11	$27.11
June 30, 2025	$26.90	$26.90	$26.90
July 31, 2025	$26.92	$26.92	$26.92
August 31, 2025	$26.85	$26.85	$26.85
September 30, 2025	$26.94	$26.94	$26.94
October 31, 2025	$26.88	$26.88	$26.88
November 30, 2025	$26.87	$26.87	$26.87
December 31, 2025	$26.89	$26.89	$26.89

The following table summarizes each month-end NAV per share for Class S, Class D, and Class I common shares for the periods in which there were common share issuances during the year ended December 31, 2024:

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

Distributions

Distributions are recorded on the record date. The following tables summarize distributions declared during the year ended December 31, 2025:

			Class I
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.20	$0.03	$—	$9,688
February 26, 2025	February 28, 2025	April 1, 2025	0.20	0.03	—	9,750
March 26, 2025	March 31, 2025	April 30, 2025	0.20	0.03	—	9,943
April 28, 2025	April 30, 2025	May 30, 2025	0.20	0.03	—	10,371
May 29, 2025	May 30, 2025	June 30, 2025	0.20	0.03	—	10,431
June 25, 2025	June 30, 2025	July 31, 2025	0.20	0.03	0.12	16,098
July 25, 2025	July 31, 2025	August 31, 2025	0.20	0.03	—	10,613
August 27, 2025	August 31, 2025	September 30, 2025	0.20	0.03	—	10,688
September 24, 2025	September 30, 2025	October 31, 2025	0.20	0.03	—	10,808
October 22, 2025	October 31, 2025	November 28, 2025	0.20	0.03	—	10,780
November 25, 2025	November 28, 2025	December 31, 2025	0.20	0.03	—	10,948
December 23, 2025	December 31, 2025	January 30, 2026	0.20	0.03	—	11,125
Total			$2.40	$0.36	$0.12	$131,243

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share (2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.18	$0.03	$—	$391
February 26, 2025	February 28, 2025	April 1, 2025	0.18	0.03	—	464
March 26, 2025	March 31, 2025	April 30, 2025	0.18	0.03	—	528
April 28, 2025	April 30, 2025	May 30, 2025	0.18	0.03	—	609
May 29, 2025	May 30, 2025	June 30, 2025	0.18	0.03	—	653
June 25, 2025	June 30, 2025	July 31, 2025	0.18	0.03	0.12	1,113
July 25, 2025	July 31, 2025	August 31, 2025	0.18	0.03	—	757
August 27, 2025	August 31, 2025	September 30, 2025	0.18	0.03	—	818
September 24, 2025	September 30, 2025	October 31, 2025	0.18	0.03	—	849
October 22, 2025	October 31, 2025	November 28, 2025	0.18	0.03	—	892
November 25, 2025	November 28, 2025	December 31, 2025	0.18	0.03	—	935
December 23, 2025	December 31, 2025	January 30, 2026	0.18	0.03	—	979
Total			$2.16	$0.36	$0.12	$8,988

			Class D(3)
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share (2)	Total Distributions
March 26, 2025	March 31, 2025	April 30, 2025	$0.19	$0.03	$—	$53
April 28, 2025	April 30, 2025	May 30, 2025	0.20	0.03	—	156
May 29, 2025	May 30, 2025	June 30, 2025	0.20	0.03	—	465
June 25, 2025	June 30, 2025	July 31, 2025	0.19	0.03	0.12	836
July 25, 2025	July 31, 2025	August 31, 2025	0.20	0.03	—	762
August 27, 2025	August 31, 2025	September 30, 2025	0.20	0.03	—	901
September 24, 2025	September 30, 2025	October 31, 2025	0.20	0.03	—	1,046
October 22, 2025	October 31, 2025	November 28, 2025	0.19	0.03	—	1,140
November 25, 2025	November 28, 2025	December 31, 2025	0.19	0.03	—	1,281
December 23, 2025	December 31, 2025	January 30, 2026	0.19	0.03	—	1,359
Total			$1.95	$0.30	$0.12	$7,999
(1) Base distributions per share are net of distribution and/or shareholder servicing fees.
(2) Includes capital gain distributions of $0.1190 per share for the July 31, 2025 distribution payment.
(3) Class D inception date is March 3, 2025.

The following table summarizes distributions declared during the year ended December 31, 2024:

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

Through December 31, 2025, none of the Company’s distributions resulted from expense support from the Adviser, however future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the year ended December 31, 2025:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.44	$8,250	$2.17	$7,282	$2.68	$122,193
Net realized gain	0.12	404	0.12	287	0.12	5,467
Tax return of capital	0.08	334	0.08	430	0.08	3,583
Total	$2.64	$8,988	$2.37	$7,999	$2.88	$131,243

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

The following table sets forth information regarding repurchases of shares of our common stock during the year ended December 31, 2025 (dollar amounts in thousands):

Repurchase Deadline Request	Percentage Outstanding Shares the Company Offered to Repurchase (1)	Repurchase Pricing Date	Amount Repurchased (all classes)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased (1)
March 4, 2025	5.00%	March 31, 2025	$329	12,079	0.03%
June 2, 2025	5.00%	June 30, 2025	$3,016	112,318	0.22%
September 3, 2025	5.00%	September 30, 2025	$10,469	388,441	0.70%
December 3, 2025	5.00%	December 31, 2025	$5,232	194,608	0.33%

(1) Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full. The December 3, 2025 repurchase deadline request was satisfied in the first quarter of 2026.

Note 11. Income Tax
The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2025 and December 31, 2024, and for the period from July 1, 2023 through December 31, 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Net increase (decrease) in net assets resulting from operations	$113,377	$101,472	$52,043
Net change in unrealized (appreciation) depreciation	$14,389	$12,957	$(16,125)
Other income not currently taxable	$(3,526)	$—	$(2,251)
Expenses not currently deductible	$220	$2,535	$1,294
Other income for tax but not book	$4,689	$2,529	$—
Other deductions/losses for tax not book	$(7,495)	$(2,565)	$(1,525)
Other realized gain/loss differences	$2,847	$—	$—
Taxable income before deductions for distributions	$124,501	$116,928	$33,436

Income or loss earned by the Company prior to the period in which it elected to be treated as a RIC is not attributable to the shareholders of the RIC. As such, the income tax disclosures presented are for the years ended December 31, 2025 and December 31, 2024, and the period from July 1, 2023 through December 31, 2023.

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) the tax treatment of foreign currency forward contracts, (3) amortization of organizational costs, (4) material modifications of debt instruments, (5) return of capital distributions received, (6) tax treatment of contributed assets, and (7) other non-deductible expenses.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, the tax treatment of income from the pre-RIC period, the tax treatment of contributed assets, non-deductible expenses, and reclasses to reflect the tax character of foreign currency gains/losses, foreign currency forward contracts and fee income, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.

As of December 31, 2025, December 31, 2024 and December 31, 2023 the Company made the following permanent book tax differences and reclasses:

	December 31, 2025	December 31, 2024	December 31, 2023
Paid in capital excess of par value	$(141)	$(2,537)	$8,498
Distributable income in excess of net investment income(1)	$(7,924)	$(3,946)	$(3,327)
Accumulated realized gains(1)	$8,065	$6,483	$(5,171)
(1)Amounts are included in distributable earnings (accumulated loss) on the Consolidated Statements of Assets and Liabilities.
As of December 31, 2025, December 31, 2024 and December 31, 2023, the Company's tax year ends, components of distributable earnings on a tax basis are as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Undistributed ordinary income	$—	$4,676	$7,310
Undistributed capital gains	$—	$1,483	$—
Net tax appreciation/(depreciation)	$(10,971)	$(3,070)	$9,817
Accumulated capital losses	$(2,847)	$—	$—
Other temporary differences	$(13,541)	$(80)	$(88)
The difference between book-basis and tax-basis unrealized appreciation/(depreciation) is attributable primarily to the tax treatment of foreign currency forward contracts, the tax treatment of contributed assets, return of capital distributions received, and material modifications of debt instruments.

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2025, the Company had a net long-term capital loss carryforward of $2,847, which may be carried forward for an indefinite period.

The tax character of shareholder distributions attributable to the years ended December 31, 2025 and December 31, 2024, and December 31, 2023 were as follows:

Paid Distributions attributable to:	December 31, 2025	December 31, 2024	December 31, 2023
Ordinary income	$142,322	$118,039	$26,200
Return of capital	4,347	—	—
Long-term gain	1,561	—	—
Total taxable distributions	$148,230	$118,039	$26,200

Unrealized appreciation and depreciation as of December 31, 2025 and December 31, 2024, based on cost of investments for U.S. federal income tax purposes were as follows:

	December 31, 2025	December 31, 2024
Gross appreciation	$25,214	$16,522
Gross (depreciation)	(36,185)	(19,592)
Net appreciation/(depreciation)	$(10,971)	$(3,070)
Cost	$2,904,935	$2,057,207

Note 12. Consolidated Financial Highlights

The following are consolidated financial highlights for Class I, Class S and Class D common shares outstanding for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 and for the period from November 14, 2022 (commencement of operations) to December 31, 2022. There were no Class D common shares outstanding for the years ended December 31, 2024 and December 31, 2023 and for the period from November 14, 2022 (commencement of operations) to December 31, 2022. There were no Class S common shares outstanding for the year ended December 31, 2023 and for the period from November 14, 2022 (commencement of operations) to December 31, 2022.

	For the Year Ended December 31, 2025
	Class I	Class S(8)	Class D(9)
Per Share Data: (1)
Net asset value, beginning of year	$27.62	$27.62	$27.40
Net investment income	2.64	2.41	2.55
Net unrealized and realized gain (loss) (2)	(0.49)	(0.50)	(0.69)
Net increase (decrease) in net assets resulting from operations (3)	2.15	1.91	1.86
Distributions declared	(2.88)	(2.64)	(2.37)
Total increase (decrease) in net assets (3)	(0.73)	(0.73)	(0.51)
Net asset value, end of period	$26.89	$26.89	$26.89
Shares outstanding, end of year	48,394,834	4,624,605	6,052,852
Total return based on NAV (4)	8.22%	7.31%	7.07%
Ratios:
Portfolio turnover ratio (5)	28.27%	28.27%	28.27%
Ratio of expenses before management fee, incentive fees, waivers and expense recoupment to average net assets (6)(7)	6.60%	7.47%	6.94%
Ratio of expenses after management and incentive fees before waivers and expense recoupment to average net assets (6)(7)	9.23%	10.10%	9.56%
Ratio of expenses after management fee, incentive fees, waivers and expense recoupment to average net assets (6)(7)	9.34%	10.21%	9.67%
Ratio of net investment income to average net assets before waivers and expense recoupment (6)(7)	9.88%	9.02%	9.57%
Ratio of net investment income to average net assets after waivers and expense recoupment (6)(7)	9.77%	8.90%	9.46%
Supplemental Data:
Net assets, end of year	$1,301,167	$124,339	$162,740

	For the Year Ended December 31, 2024
	Class I	Class S (8)
Per Share Data: (1)
Net asset value, beginning of year	$28.00	$—
Net investment income	3.27	2.75
Net unrealized and realized gain (loss) (2)	(0.31)	(1.20)
Net increase (decrease) in net assets resulting from operations (3)	2.96	1.55
Distributions declared	(3.34)	(2.08)
Impact of issuance of common shares – Class I shares	—	28.15
Total increase (decrease) in net assets (3)	(0.38)	27.62
Net asset value, end of year	$27.62	$27.62
Shares outstanding, end of year	41,819,813	1,652,760
Total return based on NAV (4)	11.07%	5.67%
Ratios:
Portfolio turnover ratio (5)	25.11%	25.11%
Ratio of expenses before management fee, incentive fees, waivers and expense support to average net assets (6)(7)	7.20%	8.10%
Ratio of expenses after management and incentive fees before waivers and expense support to average net assets (6)(7)	9.98%	10.86%
Ratio of expenses after management fee, incentive fees, waivers and expense support to average net assets (6)(7)	9.27%	10.84%
Ratio of net investment income to average net assets before waivers and expense support (6)(7)	11.00%	9.86%
Ratio of net investment income to average net assets after waivers and expense support (6)(7)	11.71%	9.88%
Supplemental Data:
Net assets, end of year	$1,154,985	$45,644

	For the Year Ended December 31, 2023
	Class I	Class S (8)
Per Share Data: (1)
Net asset value, beginning of year	$24.85	$—
Net investment income	3.85	—
Net unrealized and realized gain (loss) (2)	0.79	—
Net increase (decrease) in net assets resulting from operations (3)	4.64	—
Distributions declared	(1.49)	—
Total increase (decrease) in net assets (3)	3.15	—
Net asset value, end of year	$28.00	$—
Shares outstanding, end of year	25,158,870	—
Total return based on NAV (4)	18.91%	—%
Ratios:
Portfolio turnover ratio (5)	8.49%	—%
Ratio of expenses before management and incentive fees to average net assets (6)(7)	8.72%	—%
Ratio of expenses after management and incentive fees before waivers and expense support to average net assets (6)(7)	11.09%	—%
Ratio of expenses after waivers and expense support to average net assets (6)(7)	8.58%	—%
Ratio of net investment income to average net assets before waivers and expense support (6)(7)	10.06%	—%
Ratio of net investment income to average net assets after waivers and expense support (6)(7)	12.57%	—%
Supplemental Data:
Net assets, end of year	$704,431	$—

	For the Period from November 14, 2022 (commencement of operations) to December 31, 2022
	Class I	Class S (8)
Per Share Data: (1)
Net asset value, beginning of period	$—	$—
Net investment income	0.09	—
Net unrealized and realized gain (loss) (2)	(0.24)	—
Net increase (decrease) in net assets resulting from operations (3)	(0.15)	—
Distributions declared	—	—
Impact of issuance of common shares – Class I shares	25.00	—
Total increase (decrease) in net assets (3)	24.85	—
Net asset value, end of period	$24.85	$—
Shares outstanding, end of period	2,000,000	—
Total return based on NAV (4)	(0.61)%	—%
Ratios:
Portfolio turnover ratio (5)	N/A	—%
Ratio of expenses before management and incentive fees to average net assets (6)(7)	6.90%	—%
Ratio of expenses after management and incentive fees before waivers and expense support to average net assets (6)(7)	6.90%	—%
Ratio of expenses after waivers and expense support to average net assets (6)(7)	6.90%	—%
Ratio of net investment income to average net assets before waivers and expense support (6)(7)	9.60%	—%

Ratio of net investment income to average net assets after waivers and expense support (6)(7)	9.60%	—
Supplemental Data:
Net assets, end of period	$49,695	$—

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
Subscriptions

The Company received $27.7 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective January 2, 2026.

The Company received $45.8 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective February 2, 2026.

The Company received $19.8 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective March 2, 2026 excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On November 3, 2025, the Company offered to purchase up to 5% of its outstanding Common Shares as of September 30, 2025 at a price equal to the NAV per share as of December 31, 2025. The offer expired on December 3, 2025. A total of 194,608 Shares were validly tendered, and the Company paid a total of $5.2 million to the shareholders on February 12, 2026.

On February 13, 2026, the Company offered to purchase up to 5% of its outstanding Common Shares as of December 31, 2025 at a price equal to the NAV per share as of March 31, 2026. The offer expires on March 16, 2026.

Distribution Declarations

On January 30, 2026, the Company declared a total distribution of $0.23 per Class I share, $0.21 per Class S share and $0.22 per Class D share, all of which is payable on February 27, 2026 to shareholders of record as of January 30, 2026.

On February 27, 2026, the Company declared a total distribution of $0.23 per Class I share, $0.21 per Class S share and $0.22 per Class D share, all of which is payable on or around March 31, 2026 to shareholders of record as of February 27, 2026.

Appointment of Officers

On February 24, 2026, the Board appointed Amaka Dike as Chief Financial Officer of the Company effective as of the close of business on February 24, 2026. Mrs. Dike has primary responsibility for the financial oversight of OHA’s business development companies (BDCs), interval funds and related vehicles. She serves on the firm's risk committee. Prior to joining OHA, Ms. Dike was a Principal at The Carlyle Group Inc., where she oversaw financial operations for multiple direct lending and cross strategy funds. Earlier in her career, she was a Senior Manager in EY’s Financial Services audit practice, serving banking institutions and alternative investment managers. Ms. Dike holds a Master of Arts in Economics from Kent State University and a Bachelor of Business Administration in Accounting, summa cum laude, from West Virginia University. She is a Certified Public Accountant.

On February 24, 2026, the Board appointed Andrew Winer as President of the Company effective as of the close of business on February 24, 2026. Mr. Winer will also continue to serve as Chief Operating Officer of the Company. Mr. Winer focuses on new business developments and oversees the operation of OHA’s BDCs and similar vehicles. He has held senior roles in commercial real estate and finance at several firms and holds a B.B.A and Masters in Accounting from the University of Michigan.

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

(2) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Item 9B.    Other Information
During the fiscal year ended December 31, 2025, none of the trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Independent Trustees
Kathleen M. Burke	1963	Trustee and Chair of the Nominating and Governance Committee	Since 2022	Managing Director at Snowbridge Advisors (2016 – Present); Advisor at Pacific General Holdings (April 2022 – August 2025).	Board Member, OHA Senior Private Lending Fund (U) LLC (2022 – present); Trustee, T.Rowe Price OHA Flexible Credit Income Fund (2024 - present); Board Member, APS BDC, LLC (2026 - present).

Mark Manoff	1956	Trustee and Chair of the Audit Committee	Since 2022	Operating Partner at MidOcean Partners (2021 – Present); Vice Chair at Ernst & Young (1978-2021)
Board Member, OHA Senior Private Lending Fund (U) LLC (2022 – present); Trustee, T.Rowe Price OHA Flexible Credit Income Fund (2024 - present); Trustee, University of Maryland Smith Business School Advisory Board (2012 – 2023); Trustee, Roundabout Theatre (2000 – 2020); Trustee, the First Tee (2011 – 2021); Board Member, APS BDC, LLC (2026 - present).

Jonathan Morgan	1963	Trustee and Chair of the Independent Trustees Committee	Since 2022	Managing Member at Sound Fund Advisors LLC (2011 - Present).
Board Member, OHA Senior Private Lending Fund (U) LLC (2022 – present); Trustee, T.Rowe Price OHA Flexible Credit Income Fund (2024 - present); Trustee, SEG Partners Long/Short Equity Fund (2025 - Present); Director, Angel Oak Mortgage, Inc. (Jan 2022 – Present); Trustee, The Frank Foundation (2016 – Present); Trustee, Talmadge Hill Community Church (2019 – Present); Trustee, The Weekapaug Chapel (2020 – present); Trustee, Kids Empowered by Your Support (2016 – 2021); Board Member, APS BDC, LLC (2026 - present).

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

Executive Officers Who are Not Trustees
Information regarding our executive officers who are not Trustees is as follows:

Name	Year of Birth	Position	Length of Time Served	Principal Occupation During Past 5 Years

Andrew Winer	1968	President and Chief Operating Officer	Since 2022	Portfolio Manager at Sound Point Capital (2016 – 2022)

Amaka Dike	1986	Chief Financial Officer	Since 2026	Principal and Fund CFO at The Carlyle Group (2021 – 2025); Senior Manager at EY (2010 – 2021)

Grove Stafford	1977	Chief Compliance Officer and Secretary	Since 2022
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
Independent Trustees
Kathleen M. Burke, Trustee. Ms. Burke is currently a Partner at Snowbridge Advisors, an independent advisory firm serving managers of private equity funds worldwide with a focus on middle market private equity funds. Ms. Burke has more than thirty years’ experience as an investment professional, both as an advisor and an investor, and is expert at executing, structuring and placing private alternative fund products and securities. Ms. Burke also managed private placements at Rothschild North America and Credit Suisse First Boston. At Credit Suisse First Boston, she led a team of professionals dedicated to raising private equity capital for venture stage and emerging growth companies in a variety of sectors including life sciences, healthcare, media, telecom, and technology services. Prior to Credit Suisse First Boston, Ms. Burke was on the buy-side and worked at both Prudential Insurance Company of America and GE Capital where she was responsible for a variety of investments, including control and growth transactions, mezzanine deals and senior loans.

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
Executive Officers Who are not Trustees
Amaka Dike, Managing Director & Chief Financial Officer — Registered Funds. has primary responsibility for the financial oversight of OHA’s business development companies (BDCs), interval funds and related vehicles. She serves on the firm's risk committee. Prior to joining OHA, Ms. Dike was a Principal at The Carlyle Group Inc., where she oversaw financial operations for multiple direct lending and cross strategy funds. Earlier in her career, she was a Senior Manager in EY’s Financial Services audit practice, serving banking institutions and alternative investment managers. Ms. Dike holds a Master of Arts in Economics from Kent State University and a Bachelor of Business Administration in Accounting, summa cum laude, from West Virginia University. She is a Certified Public Accountant.
Andrew Winer, President and Chief Operating Officer. Mr. Winer works in the area of new business development and has primary responsibility for operations of OHA’s BDCs and similar vehicles. Prior to joining OHA, Mr. Winer was the Co-Founder and Portfolio Manager of Sound Point Capital’s commercial real estate business and served as Chief Investment Officer of InPoint Commercial Real Estate Income Inc. Previously, Mr. Winer served as President of Global Net Lease, Inc. and worked at Credit Suisse and predecessor firms in a variety of commercial real estate and structured finance related positions. Mr. Winer earned a Master of Accountancy and a B.B.A. in Accounting from the University of Michigan School of Business.

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
Audit Committee. The Audit Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with our independent registered public accounting firm, approving professional services provided by our independent registered public accounting firm (including compensation therefore), reviewing the independence of our independent registered public accounting firm and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee will also have principal oversight of the valuation process used to establish the Company’s NAV and for the determination the fair value of each of our investments. The Audit Committee is presently composed of three persons, including Kathleen M. Burke, Mark Manoff, and Jonathan Morgan, all of whom are considered independent for purposes of the 1940 Act. Mr. Manoff serves as the chair of the Audit Committee. Our Board has determined that Mr. Manoff qualifies as an “Audit Committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act. The Audit Committee held four meetings in 2025.
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

The Nominating and Governance Committee will consider nominees to the Board recommended by a shareholder, if such shareholder complies with the advance notice provisions of our Bylaws. Our Bylaws provide that a shareholder who wishes to nominate a person for election as a Trustees at a meeting of shareholders must deliver written notice to our Corporate Secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the Bylaws. In order to be eligible to be a nominee for election as a Trustees by a shareholder, such potential nominee must deliver to our Corporate Secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the Board, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and share ownership and trading policies and guidelines. The Nominating and Governance Committee held two meetings in 2025.

A copy of charter of the Nominating and Governance Committee is available in print to any shareholder who requests it, and it will also be available on the Company’s website at www.ocreditfund.com.

Independent Trustees Committee. The Independent Trustees Committee operates pursuant to a charter approved by our Board. The Independent Trustees Committee consists of three persons, including Kathleen M. Burke, Mark Manoff, and Jonathan Morgan, all of whom are considered independent for purposes of the 1940 Act. Mr. Morgan serves as the chair of the Independent Trustees Committee. The Independent Trustees Committee assists the Board by acting as a liaison between the Board and our principal service providers, including without limitation, the Adviser. The Independent Trustees Committee is responsible for assessing the flow of information between management and the Board and overseeing the annual approval process of the Amended and Restated Advisory Agreement and the Amended and Restated Administration Agreement. The Independent Trustees Committee is also responsible for addressing conflict of interest matters and directing the retention of any consultants that the Board may deem necessary or appropriate. The Independent Trustees Committee will also have principal oversight over the process used to approve co-investments for the Company. Time is allotted at each quarterly meeting of our Board for the Independent Trustees to meet and discuss any issues that they deem necessary or appropriate. The Independent Trustees may also choose to meet in executive session outside the presence of the Interested Trustees during the course of other meetings of our Board or at other times as they deem necessary or appropriate. The Independent Trustees Committee held two meetings in 2025.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2025, such persons complied with all such filing requirements.

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

Dollar Range of Equity Securities Beneficially Owned by Directors

The following table sets forth the dollar range of equity securities of the Company beneficially owned by each Trustee as of March 11, 2026:

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
(2) The dollar range of equity securities beneficially owned are: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000 or over $100,000.

Insider Trading Policy

The Company has adopted an Insider Trading Policy applicable to us, our officers and our directors that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy has been filed as an exhibit to this Annual Report on Form 10-K.
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

The following table sets forth information concerning total compensation earned by or paid to each of our Independent Trustees for the year ended December 31, 2025.

	For the Year Ended
	December 31, 2025
Trustee	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Kathleen M. Burke	$125,924	$287,031
Mark Manoff	$138,597	$321,910
Jonathan Morgan	$125,924	$286,392

(1) The “Fund Complex” consists of the Company, T. Rowe Price OHA Flexible Credit Income Fund, OHA Senior Private Lending Fund (U) LLC, and APS BDC, LLC.

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table sets forth, as of March 11, 2026, information with respect to the beneficial ownership of our shares by:
•each person known to us to be expected to beneficially own more than 5% of the outstanding shares;
•each of our Trustees and executive officers; and
•all of our Trustees and executive officers as a group.

Percentage of beneficial ownership is based on 61,622,844 common shares outstanding as of March 11, 2026. Common shares outstanding exclude March 2, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no shares subject to options that are currently exercisable or exercisable within 60 days of the offering.

	Shares Beneficially Owned
Name and Address	Number	Percentage
Interested Trustees
Eric Muller	35,524	N/A
Alan M. Schrager	35,524	N/A
Independent Trustees(1)
Kathleen M. Burke	—	N/A
Mark Manoff	—	N/A
Jonathan Morgan	—	N/A
Executive Officers who are not Trustees(1)
Grove Stafford	—	N/A
Amaka Dike	—	N/A
Andrew Winer	3,552	N/A
Other
OHA Partner Global Co-Investment II, LLC(2)	2,000,000	3.3%
OHA Global Co-Investment OCREDIT Access (Offshore), L.P.(2)	899,122	1.5%
T. Rowe Price OHA Select Private Credit Feeder Fund LLC(3)	29,386,045	47.7%
All officers and Trustees as a group (eight persons)	74,600	N/A

(1)The address for all of the Company’s officers and Trustees is T. Rowe Price OHA Select Private Credit Fund, c/o OHA Private Credit Advisors LLC, 1 Vanderbilt Avenue, 16th Floor, New York, NY 10017.

(2)The address for OHA Partner Global Co-Investment II, LLC and OHA Global Co-Investment OCREDIT Access (Offshore), L.P. is 201 Main Street, Suite 1250, Fort Worth, TX 76102.

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

Co-Investment Relief

On July 18, 2025, the Company and the Adviser received an order from the SEC providing new and updated co-investment exemptive relief (the “2025 Co-Investment Order”) to allow certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors and pursuant to the conditions of the 2025 Co-Investment Order. The 2025 Co-Investment Order, which supersedes the co-investment order issued to the Company and the Adviser on August 21, 2023, is a new form of co-investment exemptive relief that requires that allocations be “fair and equitable” to the Company and requires the Board to approve certain co-investment transactions. The Company may determine to participate or not to participate in co-investment transactions, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on its investment strategy). The Board will be provided with reports or other information requested by the Board related to the Company's participation in co-investment transactions.

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

Trustee Independence

For information regarding the independence of our Trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14.    Principal Accountant Fees and Services.

The Audit Committee and the Independent Trustees have selected KPMG LLP to serve as the independent registered public accounting firm for the Company for the year ended December 31, 2025.

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

All Other Fees: No fees were billed by KPMG LLP for products and services provided to the Company, other than the services reported in “Audit Fees” and “Audit-Related Fees” above, for the years ended December 31, 2025 and December 31, 2024.

No fees were billed by KPMG LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and December 31, 2024.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax services fees and all other fees billed to the Company by KPMG LLP for professional services performed (dollar amounts in thousands):

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Audit Fee	$872	$1,090	$870
Audit-Related Fees (1)	—	20	—
Tax Fees	156	128	135
All Other Fees (2)	—	—	—
Total Fees	$1,028	$1,238	$1,005
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
10.11
Senior Secured Revolving Credit Agreement dated as of November 15, 2022 by and among T. Rowe Price OHA Select Private Credit Fund as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.12
Amended and Restated Revolving Credit and Security Agreement dated as of June 30, 2023 by and among T. Rowe Price OHA Select Private Credit Fund as Equityholder, TRP OHA SPV Funding I, LLC as Borrower, BNP Paribas as Administrative Agent, TRP OHA Servicer I, LLC as Servicer, The Bank of New York Mellon Trust Company, National Association as Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.13
Amendment No.1 to Senior Secured Revolving Credit Agreement, dated as of August 29, 2023, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2023 (File No. 814-01561))

10.14
Master Note Purchase Agreement, dated March 7, 2024, by and among T. Rowe Price OHA Select Private Credit Fund and the Purchasers party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 13, 2024 (File No. 814-01561))

10.15
Second Amendment to Revolving Credit and Security Agreement, dated as of August 6, 2024, by and among TRP OHA SPV Funding I, LLC, as borrower, BNP Paribas as administrative agent, The Bank of New York Mellon Trust Company, National Association, as collateral agent, T. Rowe Price OHA Select Private Credit Fund, as equityholder, TRP OHA Servicer I, LLC, as servicer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2024 (File No. 814-01561))

10.16
Commitment Increase Agreement, dated as of October 10, 2024, by and among T. Rowe Price OHA Select Private Credit Fund, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the issuing banks and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2024 (File No. 814-01561))

10.17
Loan and Servicing Agreement, dated as of November 5, 2024, by and among TRP OHA SPV Funding II, LLC, as borrower, the Company, as transferor, TRP OHA Servicer II, LLC, as servicer, The Bank of New York Mellon Trust Company, National Association, as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce, as administrative agent (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2024 (File No. 814-01561))

10.18
First Amendment to Loan and Servicing Agreement dated as of June 4, 2025, by and among TRP OHA SPV Funding II, LLC, as borrower, Canadian Imperial Bank of Commerce, as administrative agent and as a lender, and TRP OHA Servicer II, LLC, as servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2025 (File No. 814-01561))

10.19
Commitment Increase Agreement, dated as of November 25, 2024, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2024 (File No. 814-01561))

10.20
Commitment Increase Agreement, dated as of February 28, 2025, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2025 (File No. 814-01561))

10.21
Amended and Restated Senior Secured Revolving Credit Agreement among T. Rowe Price OHA Select Private Credit Fund, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2025 (File No. 814-01561))

10.22
Commitment Increase Agreement, dated as of August 20, 2025, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2025 (File No. 814-01561))

10.23
Third Amendment to Revolving Credit and Security Agreement, dated as of November 25, 2025, by and among TRP OHA SPV Funding I, LLC, as borrower, BNP Paribas as administrative agent, The Bank of New York Mellon Trust Company, National Association, as collateral agent, T. Rowe Price OHA Select Private Credit Fund, as equityholder, TRP OHA Servicer I, LLC, as servicer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2025 (File No. 814-01561))

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on March 13, 2025 (File No. 814-01561))
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 13, 2025 (File No. 814-01561))
24.1*	Powers of Attorney
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Report of Independent Registered Public Accounting Firm on Supplemental Information
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T. ROWE PRICE OHA SELECT PRIVATE CREDIT FUND

Date: March 11, 2026	/s/ Eric Muller
Eric Muller
Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2026	/s/ Amaka Dike
Amaka Dike
Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Muller Eric Muller	Chairperson, Chief Executive Officer and Trustee (Principal Executive Officer)	March 11, 2026

/s/ Amaka Dike Amaka Dike	Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer)	March 11, 2026

/s/ Alan M. Schrager Alan M. Schrager	Chairman of the Board and Trustee	March 11, 2026

/s/ Kathleen M. Burke* Kathleen M. Burke	Trustee	March 11, 2026

/s/ Mark Manoff* Mark Manoff	Trustee	March 11, 2026

/s/ Jonathan Morgan* Jonathan Morgan	Trustee	March 11, 2026

*By: Grove Stafford Chief Compliance Officer and Secretary As Agent or Attorney-in-Fact