Form 10-Q
period 2026-03-31
T. Rowe Price OHA Select Private Credit Fund
filed 2026-05-06
CIK 1901164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
There were 4,802,186, 7,467,624 and 49,990,570 of Class S, Class D, and Class I shares of the registrant’s common shares, respectively, outstanding as of May 6, 2026. Common shares outstanding exclude May 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of	As of
	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $3,038,758 and $2,905,803 at March 31, 2026 and December 31, 2025, respectively)	$2,983,663	$2,893,559
Cash, cash equivalents and restricted cash	123,972	140,859
Subscription receivable	—	950
Interest receivable	21,226	21,267
Deferred financing costs	11,123	12,197
Receivable for investments sold	9,194	1,476
Derivative assets, at fair value (Note 5)	2,990	10,981
Total assets	$3,152,168	$3,081,289

LIABILITIES
Debt (net of unamortized debt issuance costs of $2,186 and $2,366, at March 31, 2026 and December 31, 2025, respectively)	$1,468,910	$1,441,856
Payable for investments purchased	3,353	3,259
Interest and debt fee payable	8,203	9,417
Distribution payable	14,280	13,465
Management fee payable	5,010	4,753
Income incentive fee payable	5,025	5,391
Distribution and/or shareholder servicing fees payable	136	124
Accrued expenses and other liabilities	6,599	4,038
Due to counterparty	2,250	10,740
Total liabilities	$1,513,766	$1,493,043

Commitments and contingencies (Note 9)

NET ASSETS
Common shares, $0.01 par value (62,662,687 and 59,072,291 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	$627	$591
Additional paid in capital	1,710,593	1,615,011
Distributable earnings (loss)	(72,818)	(27,356)
Total net assets	$1,638,402	$1,588,246
Total liabilities and net assets	$3,152,168	$3,081,289

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of	As of
	March 31, 2026	December 31, 2025
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$1,318,638	$1,301,167
Common shares outstanding ($0.01 par value, unlimited shares authorized)	50,432,911	48,394,834
Net asset value per share	$26.15	$26.89
Class S Shares:
Net assets	$130,989	$124,339
Common shares outstanding ($0.01 par value, unlimited shares authorized)	5,009,853	4,624,605
Net asset value per share	$26.15	$26.89
Class D Shares:
Net assets	$188,775	$162,740
Common shares outstanding ($0.01 par value, unlimited shares authorized)	7,219,923	6,052,852
Net asset value per share	$26.15	$26.89

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income from non-controlled / non-affiliated investments:
Interest and dividend income	$67,160	$54,107
PIK income	4,803	2,218
Other income	1,498	1,263
Total investment income	73,461	57,588

Expenses:
Interest and debt fee expense	$23,194	$17,966
Management fees	5,010	3,783
Income incentive fee	5,025	4,144
Distribution and shareholder servicing fees
Class S	270	126
Class D	113	2
Professional fees	599	464
Board of Trustees fees	97	97
Administrative service expenses	791	513
Other general & administrative expenses	2,249	765
Amortization of deferred offering costs	—	159
Total expenses before fee waivers and expense support	37,348	28,019
Expense support	—	—
Recoupment of expense support	—	1,020
Management fees waiver	—	—
Income incentive fee waiver	—	—
Total expenses net of fee waivers and expense support	37,348	29,039
Net investment income	36,113	28,549

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	501	(2,497)
Foreign currency transactions	(57)	(317)
Foreign currency forward contracts	2,804	(1,354)
Net realized gain (loss)	3,248	(4,168)

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(42,851)	(10,075)
Foreign currency translation	(125)	6
Foreign currency forward contracts	135	(89)
Net change in unrealized appreciation (depreciation)	(42,841)	(10,158)
Net realized and unrealized gain (loss)	(39,593)	(14,326)
Net increase (decrease) in net assets resulting from operations	$(3,480)	$14,223

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Operations:
Net investment income	$36,113	$28,549
Net realized gain (loss)	3,248	(4,168)
Net change in unrealized appreciation (depreciation)	(42,841)	(10,158)
Net increase (decrease) in net assets resulting from operations	(3,480)	14,223
Distributions to common shareholders:
Class I total	(34,335)	(29,381)
Class S total	(3,074)	(1,384)
Class D total	(4,573)	(53)
Net decrease in net assets resulting from distributions	(41,982)	(30,818)
Share transactions:
Class I:
Proceeds from shares sold	53,076	35,413
Repurchase of shares	(3,436)	—
Distribution reinvestment	4,695	3,286
Net increase (decrease) in net assets from share transactions	54,335	38,699
Class S:
Proceeds from shares sold	10,283	22,770
Repurchase of shares	(1,796)	—
Distribution reinvestment	1,748	780
Net increase (decrease) in net assets from share transactions	10,235	23,550
Class D:
Proceeds from shares sold	28,461	6,530
Repurchase of shares	—	—
Distribution reinvestment	2,587	—
Net increase (decrease) in net assets from share transactions	31,048	6,530
Total increase (decrease) in net assets	50,156	52,184
Net assets, beginning of period	1,588,246	1,200,629
Net assets, end of period	$1,638,402	$1,252,813

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(3,480)	$14,223
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	42,851	10,075
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(135)	89
Net unrealized (appreciation) depreciation on foreign currency	125	(6)
Net realized (gain) loss on investments	(501)	2,497
Net realized (gain) loss on foreign currency	57	317
Net realized (gain) loss on foreign currency forward contracts	(2,804)	1,354
Payment-in-kind interest	(3,740)	(2,829)
Net accretion of discount and amortization of premium	(2,208)	(2,266)
Amortization of deferred financing costs and debt issuance costs	1,254	758
Amortization of deferred offering costs	—	159
Purchases of investments	(220,968)	(184,498)
Proceeds from sale of investments and principal repayments	94,462	59,710
Net proceeds from settlement of foreign currency forward contracts	2,804	(1,354)
Changes in operating assets and liabilities:
Interest receivable	41	6,515
Due to counterparty	(8,490)	2,160
Management fee payable	257	289
Incentive fee payable	(366)	(334)
Distribution and/or shareholder servicing fees payable	12	18
Receivable for investments sold	(7,718)	9,274
Payable for investments purchased	94	44,734
Interest and debt fee payable	(1,214)	(14,118)
Accrued expenses and other liabilities	2,561	1,091
Net cash provided by (used in) operating activities	(107,106)	(52,142)

Cash flows from financing activities:
Borrowings of debt	55,000	60,000
Repayments of debt	(20,000)	(50,000)
Payments of financing costs	—	(984)
Proceeds from issuance of common shares net of change in subscription receivable	101,800	64,713
Repurchase of shares	(5,232)	—
Distributions paid in cash	(41,167)	(21,594)
Proceeds (payments) from foreign currency settlements	(57)	(317)
Net cash provided by (used in) financing activities	90,344	51,818
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,762)	(324)
Effect of foreign currency exchange rates	(125)	6
Cash, cash equivalents and restricted cash, beginning of period	140,859	62,157
Cash, cash equivalents and restricted cash, end of period	$123,972	$61,839

Supplemental information and non-cash activities:
Interest paid during the period	$27,640	$30,851
Cash paid for excise taxes during the period	$—	$125
Distributions declared and payable	$14,280	$19,471
Distributions reinvested during the period	$9,030	$4,066
See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC	(4) (5)	S +	4.75%		8.45%	9/30/2030	$5,713	$5,690	$5,713	0.35%
Evergreen IX Borrower 2023 LLC	(4) (5) (7)	S +	4.75%		8.45%	9/30/2030	7,765	7,676	7,765	0.47
Evergreen IX Borrower 2023 LLC	(4) (5) (6)	S +	4.75%		8.45%	10/1/2029	876	(8)	—	—
Farsound Aviation Limited	(4) (5) (9)	S +	5.25%		8.92%	12/3/2031	17,076	16,932	16,969	1.04
Farsound Aviation Limited	(4) (5) (6) (9)	S +	5.25%		8.92%	12/3/2031	3,105	—	(19)	—
Mantech International CP	(4) (5) (7)	S +	4.50%		8.17%	9/14/2029	26,231	25,902	26,231	1.60
Mantech International CP	(4) (5) (8)	S +	4.50%		8.17%	9/14/2029	384	374	384	0.02
Mantech International CP	(4) (5) (6)	S +	4.50%		8.17%	9/14/2028	3,238	(31)	—	—
STS Aviation Group	(4) (5) (6)	S +	5.00%		8.64%	10/8/2031	1,100	—	(8)	—
STS Aviation Group	(4) (5) (8)	S +	5.00%		8.64%	10/8/2031	3,920	3,904	3,891	0.24
STS Aviation Group	(4) (5) (6)	S +	5.00%		8.64%	10/8/2030	440	345	343	0.02
								60,784	61,269	3.74
Automobile
FleetPride, Inc.	(4) (5)	S +	5.50%		9.17%	10/28/2031	46,563	46,233	46,214	2.82
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%		9.70%	11/15/2029	3,636	(19)	(73)	—
Mammoth Holdings, LLC	(4) (5) (7)	S +	6.00%		9.70%	11/15/2030	28,437	28,228	27,868	1.70
Mammoth Holdings, LLC	(4) (5)	S +	6.00%		9.65%	11/15/2030	7,147	7,096	7,004	0.43
NCWS Intermediate, Inc.	(4) (5) (6)	S +	5.50%	(2.25% PIK)	9.17%	12/31/2029	4,198	471	239	0.01
NCWS Intermediate, Inc.	(4) (5)	S +	5.50%	(2.25% PIK)	9.17%	12/31/2029	61,243	60,822	57,721	3.52
NCWS Intermediate, Inc.	(4) (5) (6)	S +	5.25%	(2.25% PIK)	8.92%	12/31/2029	6,972	2,072	1,719	0.11
Quality Collision Group, LLC	(4) (5)	S +	5.50%		9.17%	3/30/2033	15,000	14,887	14,887	0.91
Quality Collision Group, LLC	(4) (5) (6)	S +	5.50%		9.17%	3/30/2033	3,750	—	(28)	—
Quality Collision Group, LLC	(4) (5) (6)	S +	5.50%		9.17%	3/30/2033	1,250	(9)	(9)	—
Wheels Bidco, Inc.	(4) (5) (7)	S +	5.25%		8.91%	11/3/2031	50,000	49,577	50,000	3.05
								209,358	205,542	12.55
Banking
Higginbotham Insurance Agency, Inc.	(4) (5)	S +	4.50%		8.17%	6/11/2031	10,391	10,391	10,391	0.63
Higginbotham Insurance Agency, Inc.	(4) (5) (6)	S +	4.50%		8.17%	6/11/2031	840	(2)	—	—
Higginbotham Insurance Agency, Inc.	(4) (5) (6)	S +	4.50%		8.17%	6/11/2031	1,317	—	—	—
								10,389	10,391	0.63

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Buildings and Real Estate
Associations, Inc.	(4) (5) (6)	S +	6.50%		10.42%	7/3/2028	775	—	—	—
Associations, Inc.	(4) (5) (6)	S +	6.50%		10.42%	7/3/2028	962	460	460	0.03
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	913	912	913	0.05
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	2,391	2,388	2,392	0.15
Associations, Inc.	(4) (5) (7)	S +	6.50%		10.42%	7/3/2028	12,288	12,284	12,288	0.75
Service Logic	(4) (5)	S +	4.75%	(2.25% PIK)	8.42%	12/16/2032	16,502	16,462	16,461	1.00
Service Logic	(4) (5) (6)	S +	4.75%	(2.25% PIK)	8.42%	12/16/2032	4,527	—	(11)	—
Service Logic	(4) (5) (6)	P +	3.50%		10.25%	12/16/2032	2,263	653	658	0.04
								33,159	33,161	2.02
Capital Equipment
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.17%	8/29/2031	5,726	1,283	1,274	0.08
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.17%	8/29/2031	3,579	(14)	(9)	—
AI Titan Parent Inc.	(4) (5)	S +	4.50%		8.17%	8/29/2031	28,632	28,515	28,560	1.74
Helix Acquisition Holdings, Inc.	(4) (5) (7)	S +	7.00%		10.77%	3/31/2030	12,391	12,224	12,391	0.76
Infinite Bidco LLC	(4)	S +	3.75%		7.68%	3/2/2028	5,935	5,536	5,651	0.34
Infinite Bidco LLC	(4)	S +	6.25%		9.91%	3/2/2028	11,236	11,099	10,899	0.67
Ohio Transmission Corporation	(4) (5) (6)	S +	5.75%		9.45%	12/19/2029	1,357	806	814	0.05
Ohio Transmission Corporation	(4) (5) (6)	S +	5.75%		9.45%	12/19/2030	832	(6)	—	—
Ohio Transmission Corporation	(4) (5) (7)	S +	5.75%		9.45%	12/19/2030	11,260	11,171	11,260	0.69
Pike Corp	(4) (5)	S +	4.50%		8.18%	12/20/2032	25,471	25,410	25,408	1.55
Pike Corp	(4) (5) (6)	S +	4.50%		8.18%	12/20/2032	3,692	(9)	(9)	—
Pike Corp	(4) (5) (6)	S +	4.50%		8.18%	12/20/2032	5,537	(13)	(14)	—
Truck-Lite Co., LLC	(4) (5)	S +	4.75%		8.44%	2/13/2032	895	888	891	0.05
Truck-Lite Co., LLC	(4) (5)	S +	4.75%		8.42%	2/13/2032	41,548	41,222	41,340	2.52
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%		8.42%	2/13/2031	4,284	(28)	(21)	—
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%		8.42%	2/13/2032	5,304	(12)	(26)	—
Truck-Lite Co., LLC	(4) (5)	S +	4.75%		8.42%	2/13/2032	1,103	1,098	1,097	0.07
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%		8.42%	2/13/2032	10,665	4,163	4,162	0.25
								143,333	143,668	8.77
Cargo Transport
LaserShip, Inc.	(4)	S +	6.25%		9.95%	1/2/2029	5,736	5,479	5,813	0.35
LaserShip, Inc.	(4)	S +	5.50%	(4.00% PIK)	9.46%	8/10/2029	8,402	6,633	6,212	0.38

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
LaserShip, Inc.	(4)	S +	8.00%	(4.00% PIK)	11.70%	1/2/2029	30,168	27,476	22,452	1.37
								39,588	34,477	2.10
Chemicals, Plastics and Rubber
ASP Unifrax Holdings, Inc.	(4)	S +	7.75%	(4.75% PIK)	11.75%	9/28/2029	30,648	29,244	17,393	1.06
BCPE HIPH Parent, Inc.	(4) (5)	S +	5.75%		9.42%	10/7/2030	1,988	1,954	1,978	0.12
BCPE HIPH Parent, Inc.	(4) (5) (7)	S +	5.75%		9.42%	10/7/2030	6,162	6,095	6,131	0.38
Meridian Adhesives Group, Inc.	(4) (5) (7)	S +	6.00%		9.70%	9/3/2029	9,636	9,453	9,636	0.59
Meridian Adhesives Group, Inc.	(4) (5)	S +	6.00%		9.70%	9/3/2029	1,618	1,588	1,618	0.10
Peaches Acquisition Corporation	(4) (5)	S +	7.50%	(1.00% PIK)	12.17%	8/1/2028	9,638	9,585	8,409	0.51
Vantage Specialty Chemicals	(4) (5)	S +	6.75%	(2.75% PIK)	10.45%	8/29/2029	18,108	17,717	17,429	1.06
Vantage Specialty Chemicals	(4) (5) (6)	S +	6.25%		9.89%	3/1/2029	1,552	278	252	0.02
								75,914	62,846	3.84
Construction & Building
FloWorks International	(4) (5)	S +	4.75%		8.42%	11/26/2031	14,960	14,896	14,885	0.91
FloWorks International	(4) (5)	S +	4.75%		8.42%	11/26/2031	1,889	1,877	1,879	0.11
NEFCO Construction Supply (NFO)	(4) (5)	S +	4.50%		8.24%	1/13/2033	9,624	9,600	9,600	0.58
NEFCO Construction Supply (NFO)	(4) (5) (6)	P +	3.50%		10.25%	1/13/2033	1,375	272	272	0.02
NEFCO Construction Supply (NFO)	(4) (5) (6)	S +	4.50%		8.24%	1/13/2033	2,062	—	(5)	—
NRO Holdings III Corp.	(4) (5)	S +	5.25%		8.92%	7/15/2031	27,338	27,116	27,202	1.66
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		8.87%	7/15/2031	8,654	5,351	5,349	0.33
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		8.92%	7/15/2030	4,378	1,594	1,604	0.10
Orion Advisor Solutions, Inc.	(4) (5) (6)	S +	4.50%		8.22%	11/26/2032	7,302	1,455	1,433	0.09
Orion Advisor Solutions, Inc.	(4) (5)	S +	4.50%		8.20%	11/26/2032	22,198	22,118	22,115	1.35
RFI Buyer, Inc.	(4) (5)	S +	4.50%		8.27%	8/5/2030	8,215	8,178	8,174	0.50
RFI Buyer, Inc.	(4) (5) (6)	S +	4.50%		8.26%	8/5/2030	11,765	4,378	4,319	0.26
								96,835	96,827	5.91
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	10.81%	6/23/2028	4,458	4,422	3,990	0.24
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	10.81%	6/23/2028	7,910	7,866	7,079	0.43
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	7.00%	(3.25% PIK)	10.81%	6/23/2028	17,110	16,916	15,313	0.94
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	7.00%	(3.25% PIK)	10.81%	6/23/2028	5,685	5,621	5,089	0.31
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		8.54%	3/20/2030	3,144	1,443	1,451	0.09
Poly-Wood, LLC	(4) (5)	S +	4.88%		8.54%	3/20/2030	1,485	1,479	1,478	0.09
Poly-Wood, LLC	(4) (5) (7)	S +	4.88%		8.54%	3/20/2030	16,432	16,297	16,350	1.00
								54,044	50,750	3.10
Containers, Packaging and Glass
Ascend Buyer LLC	(4) (5)	S +	5.25%		8.95%	9/29/2028	177	176	177	0.01
Ascend Buyer LLC	(4) (5) (6)	S +	5.25%		8.95%	9/29/2028	358	49	50	—

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
PPC Flexible Packaging	(4) (5) (7)	S +	5.25%		8.95%	9/29/2028		3,967	3,924	3,967	0.24
ThermoSafe	(4) (5) (6)	S +	4.75%		8.41%	11/3/2032		5,700	—	(29)	—
ThermoSafe	(4) (5)	S +	4.75%		8.41%	11/3/2032		9,500	9,455	9,453	0.58
ThermoSafe	(4) (5) (6)	S +	4.75%		8.41%	11/3/2032		1,900	124	124	0.01
									13,728	13,742	0.84
Ecological
Rock Star Mergersub, LLC	(4) (5)	S +	5.25%	(2.88% PIK)	8.85%	12/15/2031		15,680	15,614	15,641	0.95
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		8.42%	12/15/2031		2,102	566	576	0.04
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		8.42%	12/15/2031		4,945	3,220	3,214	0.20
									19,400	19,431	1.19
Finance
Arax MidCo, LLC	(4) (5)	S +	5.25%		8.96%	3/24/2032		8,783	8,761	8,761	0.53
Arax MidCo, LLC	(4) (5) (6)	S +	5.25%		8.96%	3/24/2032		5,415	—	(14)	—
Arax MidCo, LLC	(4) (5) (6)	S +	5.25%		8.96%	3/24/2032		802	(2)	(2)	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%		8.17%	12/29/2028		9,928	9,877	9,928	0.61
Beacon Pointe Advisors, LLC	(4) (5) (7)	S +	4.50%		8.17%	12/29/2028		9,977	9,849	9,977	0.61
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%		8.17%	12/29/2028		3,913	3,863	3,913	0.24
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.50%		8.17%	12/29/2027		1,075	(10)	—	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%		8.17%	12/29/2028		1,117	1,109	1,117	0.07
Cerity Partners Equity Holding LLC	(4) (5) (6)	S +	4.50%		8.17%	7/28/2031		6,055	—	(15)	—
Cerity Partners Equity Holding LLC	(4) (5) (6)	S +	4.50%		8.17%	7/28/2031		545	217	217	0.01
Shelby Automotive Holdings Corp.	(4) (5)	S +	5.25%		8.92%	6/29/2028		14,937	14,808	14,863	0.91
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	5.25%		8.92%	6/29/2027		1,564	(8)	(8)	—
Spectrum Automotive Holdings, Corp.	(4) (5) (7)	S +	5.25%		8.92%	6/29/2028		40,581	40,238	40,378	2.46
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%		8.92%	6/29/2028		11,315	11,212	11,258	0.69
									99,914	100,373	6.13
Healthcare, Education and Childcare
123Dentist Inc.	(4) (5) (8) (9)	C +	5.00%		7.28%	8/10/2029	CAD	5,938	4,326	4,255	0.26
123Dentist Inc.	(4) (5) (8) (9)	C +	5.00%		7.28%	8/9/2029	CAD	945	681	677	0.04
123Dentist Inc.	(4) (5) (6) (9)	C +	4.75%		7.03%	8/10/2029	CAD	7,493	2,048	1,999	0.12
AmeriVet Partners Management, Inc.	(4) (5) (7) (8)	S +	5.50%		9.35%	2/25/2028		9,185	9,185	8,886	0.54
Blue River PetCare	(4) (5)	S +	5.00%		8.67%	8/1/2029		3,400	3,400	3,400	0.21
Blue River PetCare	(4) (5)	S +	5.00%		8.67%	8/1/2029		1,683	1,683	1,683	0.10
Blue River PetCare	(4) (5) (6)	S +	5.00%		8.67%	8/1/2029		12,954	(31)	—	—
Blue River PetCare	(4) (5) (6)	S +	5.00%		8.67%	8/1/2029		2,354	224	236	0.01
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.20%	12/17/2029		9,045	8,996	9,045	0.55
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.20%	12/17/2029		12,751	12,644	12,751	0.78

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
CNSI Holdings, LLC	(4) (5) (6)	S +	5.50%		9.20%	12/17/2029		2,999	(20)	—	—
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.20%	12/17/2029		12,040	11,901	12,040	0.74
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		8.67%	8/7/2031		13,472	(29)	(135)	(0.01)
Coding Solutions Acquisition Inc.	(4) (5)	S +	5.00%		8.67%	8/7/2031		10,251	10,160	10,148	0.62
Coding Solutions Acquisition Inc.	(4) (5)	S +	5.00%		8.67%	8/7/2031		11,426	11,338	11,312	0.69
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		8.67%	8/7/2031		442	(5)	(4)	—
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		8.67%	8/7/2031		992	(8)	(10)	—
Color Intermediate, LLC	(4) (5) (7)	S +	4.75%		8.55%	10/4/2029		5,798	5,673	5,798	0.35
Cotiviti	(4)			(7.63% PIK)	7.63%	5/1/2031		8,000	7,872	7,480	0.46
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%		8.42%	5/28/2031		4,186	(18)	(21)	—
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%		8.42%	5/28/2031		3,585	1,188	1,175	0.07
Crown Health Care Laundry Services, LLC	(4) (5)	S +	4.75%		8.42%	5/28/2031		21,960	21,863	21,850	1.33
Gateway US Holdings, Inc.	(4) (5) (7)	S +	4.75%		8.45%	9/22/2028		7,939	7,928	7,899	0.48
Gateway US Holdings, Inc.	(4) (5) (6)	S +	4.75%		8.45%	9/22/2028		325	—	(2)	—
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		8.45%	9/22/2028		414	414	412	0.03
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		8.45%	9/22/2028		1,824	1,822	1,815	0.11
Medvet Associates LLC	(4) (5) (7)	S +	4.75%		8.42%	6/25/2031		56,000	55,776	56,000	3.42
Medvet Associates LLC	(4) (5) (6)	S +	4.75%		8.42%	6/25/2031		14,000	—	—	—
Modernizing Medicine Inc.	(4) (5)	S +	4.75%	(2.25% PIK)	8.45%	4/30/2032		12,721	12,666	12,721	0.78
Modernizing Medicine Inc.	(4) (5) (6)	S +	4.75%	(2.25% PIK)	8.45%	4/30/2032		1,166	(5)	—	—
Mountain Parent, Inc.	(4) (5)	S +	4.75%		8.45%	6/27/2031		27,893	27,781	27,753	1.69
Mountain Parent, Inc.	(4) (5) (6)	S +	4.75%		8.45%	6/27/2031		3,082	(12)	(15)	—
Mountain Parent, Inc.	(4) (5) (6)	S +	4.75%		8.45%	6/27/2031		5,779	—	(29)	—
National Resilience LLC	(4) (5)	S +	8.25%		11.95%	11/21/2030		21,697	20,876	20,829	1.27
National Resilience LLC	(4) (5) (6)	S +	8.25%		11.95%	11/21/2030		12,398	(461)	(496)	(0.03)
National Resilience LLC	(4) (5) (6)	S +	8.25%		11.95%	11/21/2030		8,266	949	950	0.06
National Resilience LLC	(4) (5)			(8.00% PIK)	8.00%	11/21/2030		7,639	7,798	7,639	0.47
Next Holdco, LLC	(4) (5) (7)	S +	5.25%		8.89%	11/12/2030		11,737	11,651	11,678	0.71
Next Holdco, LLC	(4) (5) (6)	S +	5.25%		8.89%	11/9/2029		1,153	(9)	(6)	—
Next Holdco, LLC	(4) (5)	S +	5.25%		8.89%	11/12/2030		2,962	2,949	2,947	0.18
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	5.00%		8.67%	10/15/2032		3,850	(45)	(29)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	5.00%		8.67%	10/15/2032		1,521	—	(11)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	5.00%		8.67%	10/15/2032		1,559	(7)	(12)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	5.00%		8.67%	10/15/2032		840	441	438	0.03
Packaging Coordinators Midco, Inc.	(4) (5)	S +	5.00%		8.67%	10/15/2032		36,608	36,142	36,333	2.22
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	5.00%		8.67%	10/15/2032		5,836	(62)	(44)	—
Packaging Coordinators Midco, Inc.	(4) (5) (8)	SN +	5.00%		8.73%	10/15/2032	GBP	2,513	3,294	3,289	0.20
PetVet Care Centers, LLC	(4) (5)	S +	6.00%		9.67%	11/15/2030		24,415	24,237	22,462	1.37

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		9.68%	11/15/2029		3,258	635	391	0.02
PPV Intermediate Holdings LLC	(4) (5) (6)	S +	5.25%		8.92%	8/31/2029		9,961	3,869	3,879	0.24
PPV Intermediate Holdings LLC	(4) (5) (7)	S +	5.75%		9.42%	8/31/2029		40,333	39,947	40,333	2.46
PPV Intermediate Holdings LLC	(4) (5) (6)	S +	5.75%		9.41%	8/31/2029		2,732	1,001	1,025	0.06
PPV Intermediate Holdings LLC	(4) (5)	S +	6.00%		9.67%	8/31/2029		3,179	3,178	3,179	0.19
Surmodics, Inc.	(4) (5)	S +	5.00%		8.69%	11/19/2032		11,064	10,985	10,982	0.67
Surmodics, Inc.	(4) (5) (6)	S +	5.00%		8.69%	11/19/2032		2,371	—	(18)	—
Surmodics, Inc.	(4) (5) (6)	S +	5.00%		8.69%	11/19/2031		1,264	(9)	(9)	—
TecoStar Holdings, Inc.	(4) (5)	S +	8.00%		11.65%	7/6/2029		16,924	16,620	16,924	1.03
Tyber Medical LLC	(4) (5)	E +	5.00%		7.03%	6/12/2031	EUR	442	521	507	0.03
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.64%	6/14/2032		3,683	—	(18)	—
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.64%	6/12/2031		1,719	999	998	0.06
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.64%	6/12/2031		213	(1)	(1)	—
Tyber Medical LLC	(4) (5)	S +	5.00%		8.64%	6/14/2032		12,982	12,923	12,917	0.79
Tyber Medical LLC	(4) (5)	E +	5.00%		7.30%	6/14/2032	EUR	2,596	2,994	2,977	0.18
									420,856	419,152	25.58
High Tech
Banyan Software Holdings, LLC	(4) (5)	S +	5.50%		9.17%	1/2/2031		15,065	15,003	15,065	0.92
Banyan Software Holdings, LLC	(4) (5) (6)	S +	5.50%		9.17%	1/2/2031		1,630	211	217	0.01
Banyan Software Holdings, LLC	(4) (5)	S +	5.50%		9.17%	1/2/2031		8,081	8,048	8,081	0.49
Banyan Software Holdings, LLC	(4) (5)	S +	5.50%		9.17%	1/2/2031		13,619	13,503	13,619	0.83
Banyan Software Holdings, LLC	(4) (5) (6)	S +	5.25%		8.92%	1/2/2031		11,294	1,838	1,789	0.11
Bottomline Technologies Inc.	(4) (5) (6)	S +	4.50%		8.20%	5/15/2028		972	(13)	—	—
Bottomline Technologies Inc.	(4) (5) (7)	S +	4.50%		8.20%	5/14/2029		13,337	13,116	13,337	0.81
CentralSquare Technologies, LLC	(4) (5) (6)	S +	5.75%		9.42%	4/12/2030		1,929	(16)	—	—
CentralSquare Technologies, LLC	(4) (5)	S +	5.75%		9.42%	4/12/2030		17,641	17,491	17,641	1.08
Chase Intermediate, LLC	(4) (5)	S +	4.75%		8.42%	10/30/2028		17,563	17,497	17,475	1.07
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		8.45%	10/30/2028		890	332	332	0.02
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		8.42%	10/30/2028		21,185	1,372	1,343	0.08
Community Brands ParentCo, LLC	(4) (5)	S +	5.25%		8.95%	7/1/2031		2,797	2,786	2,776	0.17
Community Brands ParentCo, LLC	(4) (5) (6)	S +	5.25%		8.95%	7/1/2031		1,579	220	220	0.01
Community Brands ParentCo, LLC	(4) (5) (7)	S +	5.25%		8.95%	7/1/2031		33,746	33,538	33,493	2.04
CSAT Solutions Holding LLC	(4) (5) (8)	S +	10.50%	(2.25% PIK)	14.42%	6/30/2028		8,467	8,422	8,467	0.52
CSAT Solutions Holding LLC	(4) (5) (6)	S +	10.50%	(2.25% PIK)	14.28%	6/30/2028		1,159	690	695	0.04
Diligent Corporation	(4) (5) (7)	S +	5.00%		8.67%	8/2/2030		38,948	38,728	38,656	2.36
Diligent Corporation	(4) (5) (6)	S +	5.00%		8.67%	8/2/2030		4,848	(25)	(36)	—
Diligent Corporation	(4) (5) (7)	S +	5.00%		8.67%	8/2/2030		6,677	6,639	6,627	0.40
Diligent Corporation	(4) (5) (6)	S +	5.00%		8.67%	8/2/2030		2,565	551	545	0.03

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Drive Centric Holdings, LLC	(4) (5) (6)	S +	4.50%		8.19%	8/15/2031		4,118	(16)	—	—
Drive Centric Holdings, LLC	(4) (5)	S +	4.50%		8.19%	8/15/2031		30,883	30,757	30,883	1.88
Eagan Sub, Inc.	(4) (5)	S +	4.25%		7.92%	9/8/2032		31,790	31,715	31,710	1.94
Eagan Sub, Inc.	(4) (5) (6)	S +	4.25%		7.92%	9/8/2032		7,947	—	(20)	—
Eagan Sub, Inc.	(4) (5) (6)	S +	4.25%		7.92%	9/8/2032		4,239	(10)	(11)	—
Everbridge Holdings, LLC	(4) (5) (7)	S +	5.00%		8.66%	7/2/2031		15,586	15,553	15,586	0.95
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		8.66%	7/2/2031		3,926	1,524	1,527	0.09
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		8.66%	7/2/2031		1,578	(3)	—	—
Finastra USA, Inc.	(4)	S +	4.00%		7.67%	9/15/2032		21,084	20,466	19,850	1.21
Flexera Software, Inc.	(4) (5)	S +	4.50%		8.15%	8/16/2032		21,427	21,402	21,320	1.30
Flexera Software, Inc.	(4) (5)	E +	4.50%		6.45%	8/16/2032	EUR	6,467	7,565	7,413	0.45
Flexera Software, Inc.	(4) (5) (6)	S +	4.50%		8.15%	8/16/2032		1,644	(2)	(8)	—
Granicus, Inc.	(4) (5) (6)	S +	5.00%	(2.00% PIK)	8.67%	1/17/2031		702	(2)	—	—
Granicus, Inc.	(4) (5)	S +	5.50%	(2.00% PIK)	9.17%	1/17/2031		5,098	5,080	5,098	0.31
Granicus, Inc.	(4) (5)	S +	5.00%	(2.00% PIK)	8.67%	1/17/2031		14,862	14,862	14,862	0.91
Granicus, Inc.	(4) (5) (6)	S +	5.00%	(2.00% PIK)	8.67%	1/17/2031		2,123	—	—	—
Greenway Health, LLC	(4) (5) (7)	S +	6.75%		10.45%	4/1/2029		11,995	11,843	11,995	0.73
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%		9.27%	12/29/2028		1,551	1,526	1,532	0.09
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%		9.27%	12/29/2028		157	154	155	0.01
Ministry Brands Purchaser, LLC	(4) (5) (6)	P +	4.50%		11.25%	12/30/2027		155	11	11	—
Jeppesen	(4) (5)	S +	4.75%		8.42%	11/1/2032		27,960	27,860	27,611	1.69
Jeppesen	(4) (5) (6)	S +	4.75%		8.42%	11/1/2032		1,450	(5)	(18)	—
Majesco, LLC	(4) (5)	S +	4.50%		8.20%	1/7/2033		45,103	45,049	45,047	2.75
Majesco, LLC	(4) (5) (6)	S +	4.50%		8.20%	1/7/2033		3,922	(5)	(5)	—
Maverick Bidco, Inc. (Mitratech)	(4) (5)	S +	4.75%		8.42%	12/2/2031		34,587	34,504	34,501	2.11
Maverick Bidco, Inc. (Mitratech)	(4) (5) (6)	S +	4.75%		8.42%	12/2/2031		1,383	(7)	(3)	—
Maverick Bidco, Inc. (Mitratech)	(4) (5) (6)	S +	4.75%		8.42%	12/2/2031		1,729	—	(4)	—
Modena Buyer LLC	(4)	S +	4.25%		7.92%	7/1/2031		7,960	7,714	7,171	0.44
MRI Software LLC	(4) (5) (6)	S +	4.75%		8.45%	2/10/2028		2,669	659	647	0.04
MRI Software LLC	(4) (5)	S +	4.75%		8.45%	2/10/2028		2,913	2,913	2,891	0.18
MRI Software LLC	(4) (5) (7)	S +	4.75%		8.45%	2/10/2028		10,517	10,506	10,438	0.64
MRI Software LLC	(4) (5) (7)	S +	4.75%		8.45%	2/10/2028		33,852	33,812	33,598	2.05
PDI TA Holdings, Inc.	(4) (5) (7)	S +	5.75%	(2.25% PIK)	9.67%	2/3/2031		5,900	5,871	5,796	0.35
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.50%	(2.25% PIK)	9.17%	2/3/2031		317	293	290	0.02
Polaris Newco LLC	(4)	S +	4.00%		7.93%	6/2/2028		5,776	5,507	5,100	0.31
Revalize, Inc.	(4) (5) (6)	S +	6.25%	(0.50% PIK)	10.10%	4/16/2029		307	105	88	0.01
Revalize, Inc.	(4) (5) (7) (8)	S +	6.50%	(1.75% PIK)	10.35%	4/16/2029		2,042	2,023	1,915	0.12

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Revalize, Inc.	(4) (5) (7) (8)	S +	6.50%	(1.75% PIK)	10.35%	4/16/2029		453	448	425	0.03
SolarWinds Holdings, Inc.	(4)	S +	4.00%		7.67%	4/16/2032		9,950	9,769	8,482	0.52
									529,372	526,215	32.12
Insurance
Beyond Risk	(4) (5)	S +	4.75%		8.42%	3/11/2033		7,318	7,282	7,282	0.44
Beyond Risk	(4) (5) (6)	S +	4.75%		8.42%	3/11/2033		2,815	—	(14)	—
Beyond Risk	(4) (5) (6)	S +	4.75%		8.42%	3/11/2033		1,267	(6)	(7)	—
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%		8.67%	8/25/2028		65	—	—	—
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%		8.67%	8/25/2028		20	—	—	—
Integrity Marketing Acquisition, LLC	(4) (5)	S +	5.00%		8.67%	8/25/2028		11,701	11,655	11,701	0.71
Shelf Bidco Ltd.	(4) (5) (9)	S +	5.00%		8.67%	8/21/2031		58,128	57,884	58,128	3.55
THG Acquisition, LLC	(4) (5)	S +	4.75%		8.42%	10/31/2031		14,838	14,782	14,764	0.90
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		8.42%	10/31/2031		3,334	1,270	1,258	0.08
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		8.42%	10/31/2031		1,671	404	402	0.03
Trucordia Insurance Holdings LLC	(4)	S +	3.25%		6.92%	6/17/2032		2,027	2,023	1,875	0.11
									95,294	95,389	5.82
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V.	(4) (5) (9)	E +	4.75%		6.77%	5/29/2031	EUR	54,814	59,880	62,841	3.83
Circana Group, L.P.	(4) (5) (6)	S +	4.25%		7.95%	12/1/2028		6,055	(27)	—	—
Circana Group, L.P.	(4) (5) (7)	S +	4.25%		7.95%	12/3/2029		43,810	43,480	43,810	2.67
Iconic Purchaser Corporation	(4) (5) (7)	S +	6.50%	(6.50% PIK)	10.12%	11/16/2028		4,305	4,124	4,046	0.25
Iconic Purchaser Corporation	(4) (5) (7)	S +	6.50%	(6.50% PIK)	10.12%	11/16/2028		4,305	4,222	3,917	0.24
Iconic Purchaser Corporation	(4) (5) (6)	S +	6.50%	(6.50% PIK)	10.12%	11/16/2028		292	(5)	(23)	—
									111,674	114,591	6.99
Printing and Publishing
Recorded Books Inc.	(4) (5)	S +	5.00%		8.67%	9/3/2030		5,837	5,792	5,837	0.35
Recorded Books Inc.	(4) (5) (6)	S +	5.00%		8.67%	9/3/2030		1,765	(16)	—	—
Recorded Books Inc.	(4) (5) (6)	S +	5.00%		8.67%	9/3/2030		735	(6)	—	—
Recorded Books Inc.	(4) (5) (6)	S +	5.00%		8.68%	8/31/2029		3,763	1,721	1,750	0.11
Recorded Books Inc.	(4) (5) (7)	S +	5.00%		8.67%	9/3/2030		18,810	18,594	18,810	1.15
									26,085	26,397	1.61
Retail Stores
D&D Buyer LLC	(4) (5)	S +	5.75%		9.55%	10/4/2029		30,533	30,256	30,533	1.86
D&D Buyer LLC	(4) (5) (6)	S +	5.75%		9.55%	10/4/2029		1,974	(2)	—	—
Follett Corporation	(4) (5)	S +	7.00%		10.77%	2/1/2028		10,251	10,238	10,046	0.61
New Look Vision Group, Inc.	(4) (5) (7) (9)	C +	5.25%		7.56%	5/26/2028	CAD	8,146	5,893	5,837	0.36
New Look Vision Group, Inc.	(4) (5) (6) (9)	C +	5.25%		7.56%	5/26/2028	CAD	1,125	271	232	0.01
New Look Vision Group, Inc.	(4) (5) (8) (9)	C +	5.25%		7.56%	5/26/2028	CAD	542	397	389	0.02

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
New Look Vision Group, Inc.	(4) (5) (7) (9)	S +	5.25%		8.95%	5/26/2028		346	335	346	0.02
New Look Vision Group, Inc.	(4) (5) (7) (9)	C +	5.25%		7.56%	5/26/2028	CAD	1,041	753	746	0.05
New Look Vision Group, Inc.	(4) (5) (9)	S +	5.25%		8.95%	5/26/2028		39	38	39	—
TC Signature Holdings, LLC	(4) (5)			(10.43% PIK)	10.43%	5/4/2028		890	877	890	0.06
TC Signature Holdings, LLC	(4) (5)			(17.50% PIK)	17.50%	5/4/2028		3,037	2,998	3,036	0.19
TC Signature Holdings, LLC	(4) (5) (6)			(13.43% PIK)	13.43%	5/4/2028		1,034	(3)	—	—
TC Signature Holdings, LLC	(4) (5)			(13.43% PIK)	13.43%	5/4/2028		16,116	16,049	9,670	0.59
									68,100	61,764	3.77
Services: Business
ARAMSCO, Inc.	(4)	S +	4.75%		8.45%	10/10/2030		1,889	1,762	1,308	0.08
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.50%		8.17%	6/3/2031		5,083	(10)	(25)	—
Baker Tilly Advisory Group, LP	(4) (5)	S +	4.50%		8.17%	6/3/2031		29,116	29,002	28,971	1.77
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.50%		8.17%	6/3/2030		6,786	(32)	—	—
Baker Tilly Advisory Group, LP	(4) (5) (7)	S +	4.75%		8.42%	6/3/2031		18,412	18,301	18,412	1.12
Brand Industrial Services, Inc.	(4) (10)				10.38%	8/1/2030		15,898	15,088	14,529	0.89
Cheval Blanc Holdings Company	(4) (5) (9)			(14.75% PIK)	14.75%	10/30/2030		10,901	10,631	10,574	0.65
Deerfield Dakota Holding LLC	(4) (5)	S +	5.75%	(2.75% PIK)	9.45%	9/13/2032		39,811	39,627	39,612	2.42
Deerfield Dakota Holding LLC	(4) (5) (6)	S +	5.25%	(2.75% PIK)	8.93%	9/13/2032		3,686	720	719	0.04
Dun & Bradstreet Corp.	(4) (5) (6)	S +	5.50%		9.18%	8/26/2032		4,055	10	—	—
Dun & Bradstreet Corp.	(4) (5) (7)	S +	5.50%		9.18%	8/26/2032		40,444	40,547	40,444	2.47
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.50%		8.18%	9/8/2031		3,854	(15)	(19)	—
Eclipse Buyer Inc.	(4) (5)	S +	4.50%		8.18%	9/8/2031		22,738	22,551	22,625	1.38
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.50%		8.18%	9/6/2031		1,955	(15)	(10)	—
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%		8.67%	1/20/2031		1,556	1,549	1,549	0.09
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		8.67%	1/20/2031		3,544	342	327	0.02
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		8.67%	1/21/2030		1,431	(9)	(7)	—
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%		8.67%	1/20/2031		5,661	5,620	5,633	0.34
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%		8.67%	1/20/2031		17,390	17,259	17,303	1.06
GC Waves Holdings, Inc.	(4) (5) (7)	S +	4.50%		8.17%	10/4/2030		14,311	14,153	14,275	0.87
GC Waves Holdings, Inc.	(4) (5) (6)	S +	4.50%		8.17%	10/4/2030		676	—	(2)	—
GC Waves Holdings, Inc.	(4) (5) (6)	S +	4.50%		8.17%	10/4/2030		7,495	2,394	2,381	0.15
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		10.42%	4/19/2029		1,322	580	595	0.04
GI Apple Midco LLC	(4) (5) (7)	S +	6.75%		10.42%	4/19/2030		14,521	14,381	14,521	0.89
GI Apple Midco LLC	(4) (5)	S +	6.75%		10.42%	4/19/2030		203	201	203	0.01
IG Investment Holdings, LLC	(4) (5) (7)	S +	5.00%		8.67%	9/22/2028		28,936	28,858	28,936	1.77
IG Investment Holdings, LLC	(4) (5) (6)	S +	5.00%		8.67%	9/22/2028		698	(3)	—	—
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		8.65%	9/2/2031		3,666	694	686	0.04
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		8.65%	9/2/2031		1,467	(11)	(7)	—

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Jensen Hughes Inc.	(4) (5)	S +	5.00%		8.65%	9/2/2031	12,944	12,837	12,879	0.79
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		8.65%	9/2/2031	856	—	(4)	—
JS Held, LLC	(4) (5) (6)	S +	4.75%		8.45%	12/1/2026	452	226	226	0.01
JS Held, LLC	(4) (5)	S +	4.75%		8.60%	6/1/2028	12,439	12,439	12,439	0.76
NAVEX TopCo Inc	(4) (5)	S +	5.00%		8.68%	10/14/2032	6,442	6,427	6,426	0.39
NAVEX TopCo Inc	(4) (5) (6)	S +	5.00%		8.68%	10/14/2031	143	—	—	—
NAVEX TopCo Inc	(4) (5) (6)	S +	5.00%		8.68%	10/14/2032	3,062	—	(8)	—
OEConnection LLC	(4) (5)	S +	4.50%		8.17%	12/23/2032	3,331	3,323	3,322	0.20
OEConnection LLC	(4) (5) (6)	S +	4.50%		8.17%	12/23/2032	1,955	—	(5)	—
OEConnection LLC	(4) (5) (6)	S +	4.50%		8.17%	12/23/2032	515	(1)	(1)	—
Pave America LLC	(4) (5) (6)	S +	4.75%		8.45%	8/27/2032	5,625	1,962	1,959	0.12
Pave America LLC	(4) (5) (8)	S +	5.25%	(2.88% PIK)	8.95%	8/27/2032	21,824	21,726	21,715	1.33
Pave America LLC	(4) (5) (6) (8)	S +	5.25%	(2.88% PIK)	8.91%	8/27/2032	7,505	2,207	2,180	0.13
PT Intermediate Holdings III, LLC	(4) (5) (7) (8)	S +	4.75%		8.45%	4/9/2030	35,708	35,687	35,708	2.18
PT Intermediate Holdings III, LLC	(4) (5) (6)	S +	4.75%		8.45%	4/9/2030	710	(1)	—	—
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		8.91%	4/1/2030	1,193	293	286	0.02
Rimkus Consulting Group Inc.	(4) (5)	S +	5.25%		8.91%	4/1/2031	8,794	8,735	8,706	0.53
Rimkus Consulting Group Inc.	(4) (5) (6) (8)	S +	5.25%		8.91%	4/1/2031	2,231	528	508	0.03
Sciens Building Solutions (Java Buyer)	(4) (5) (6)	S +	4.75%		8.45%	12/15/2030	1,110	(5)	(3)	—
Sciens Building Solutions (Java Buyer)	(4) (5) (6)	S +	4.75%		8.42%	12/15/2030	3,130	609	603	0.04
Sciens Building Solutions (Java Buyer)	(4) (5)	S +	4.75%		8.45%	12/15/2030	6,660	6,644	6,643	0.41
STV Group, Inc.	(4) (5)	S +	4.75%		8.42%	3/20/2031	11,167	11,068	11,167	0.68
STV Group, Inc.	(4) (5) (6)	S +	4.75%		8.42%	3/20/2030	2,279	(17)	—	—
USIC Holdings Inc.	(4) (5)	S +	5.50%		9.17%	9/10/2031	41,623	41,451	41,415	2.53
USIC Holdings Inc.	(4) (5) (6)	S +	5.25%		11.00%	9/10/2031	5,365	4,638	4,633	0.28
USIC Holdings Inc.	(4) (5) (6)	S +	5.50%		9.17%	9/10/2031	2,536	1,702	1,689	0.10
Vision Solutions, Inc.	(4)	S +	4.00%		7.93%	4/24/2028	9,991	9,548	7,768	0.47
Ya Intermediate Holdings II, LLC	(4) (5) (6)	S +	5.00%		8.69%	10/1/2031	6,101	1,095	1,058	0.06
Ya Intermediate Holdings II, LLC	(4) (5) (6)	S +	5.00%		8.67%	10/1/2031	2,933	847	841	0.05
Ya Intermediate Holdings II, LLC	(4) (5)	S +	5.00%		8.85%	10/1/2031	14,483	14,363	14,339	0.87
								462,506	460,022	28.08
Services: Consumer
Crash Champions, LLC	(4) (8) (10)	S +	4.75%		8.42%	2/23/2029	4,750	4,332	4,145	0.25
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.92%	12/22/2028	421	420	421	0.03
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.92%	12/22/2028	1,436	1,431	1,436	0.09
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.92%	12/22/2028	1,698	1,692	1,698	0.10
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.92%	12/22/2028	6,301	6,280	6,301	0.38
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.92%	12/22/2028	1,962	1,955	1,962	0.12

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.92%	12/22/2028	842	839	842	0.05
Denali Midco 2 LLC	(4) (5) (6)	S +	5.25%		8.92%	12/22/2028	6,353	4,761	4,820	0.29
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.92%	12/22/2028	3,444	3,420	3,444	0.21
The Kleinfelder Group, Inc.	(4) (5) (7)	S +	5.00%		8.67%	9/18/2030	14,484	14,479	14,448	0.88
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%		8.67%	9/18/2028	1,938	(10)	(5)	—
The Kleinfelder Group, Inc.	(4) (5)	S +	4.50%		8.17%	9/18/2030	1,539	1,539	1,535	0.09
Nuevoco2, LLC	(4) (5)	S +	6.00%		9.82%	6/1/2029	98	97	97	0.01
Nuevoco2, LLC	(4) (5) (7)	S +	6.00%		9.82%	6/1/2029	14,638	14,541	14,528	0.89
Nuevoco2, LLC	(4) (5)	S +	6.00%		9.67%	6/1/2029	7,357	7,310	7,302	0.45
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.75%		9.71%	4/22/2030	1,624	305	312	0.02
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%		9.81%	4/22/2030	1,076	1,072	1,076	0.07
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.88%		9.84%	4/22/2030	223	161	162	0.01
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%		9.81%	4/22/2030	66	65	66	—
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%		9.77%	4/22/2030	892	892	892	0.05
W.A. Kendall and Company, LLC	(4) (5)	S +	5.88%		9.90%	4/22/2030	926	926	926	0.06
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%		9.77%	4/22/2030	1,353	1,353	1,353	0.08
Wrench Group LLC	(4) (5)	S +	4.75%		8.45%	9/3/2032	39,188	39,004	38,992	2.38
Wrench Group LLC	(4) (5) (6)	S +	4.75%		8.45%	9/3/2032	5,357	—	(27)	—
Wrench Group LLC	(4) (5) (6)	S +	4.75%		8.45%	9/3/2031	5,357	(24)	(27)	—
								106,840	106,699	6.51
Telecommunications
CCI Buyer, Inc.	(4) (5) (6)	S +	5.00%		8.70%	5/13/2032	2,036	(9)	(5)	—
CCI Buyer, Inc.	(4) (5)	S +	5.00%		8.70%	5/13/2032	34,690	34,533	34,603	2.11
Omni Fiber, LLC	(4) (5)	S +	5.25%		8.90%	7/3/2029	2,208	2,190	2,186	0.13
Omni Fiber, LLC	(4) (5)	S +	5.25%		8.95%	7/3/2029	4,417	4,413	4,372	0.27
Omni Fiber, LLC	(4) (5) (6)	S +	5.25%		8.91%	7/3/2029	30,475	16,123	15,949	0.98
								57,250	57,105	3.49
Utilities: Water
United Flow Technologies	(4) (5) (6)	S +	4.50%		8.20%	12/6/2032	5,780	670	644	0.04
United Flow Technologies	(4) (5)	S +	5.00%	(2.75% PIK)	8.70%	12/6/2032	15,893	15,817	15,813	0.96
United Flow Technologies	(4) (5) (6)	S +	4.50%		8.17%	12/6/2032	2,168	134	134	0.01
								16,621	16,591	1.01

Total First Lien Debt								$2,751,044	$2,716,402	165.80%

Second Lien Debt
Aerospace and Defense
Peraton Corp.	(4) (7)	S +	8.00%		11.77%	2/1/2029	6,534	6,513	4,476	0.27

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Peraton Corp.	(4) (7)	S +	7.75%		11.52%	2/1/2029		3,266	3,165	2,368	0.15
									9,678	6,844	0.42
Banking
Orion Advisor Solutions, Inc.	(4) (5)	S +	5.75%		9.42%	12/31/2030		4,044	3,965	4,044	0.25
Orion Advisor Solutions, Inc.	(4)	S +	5.50%		9.15%	10/10/2033		4,500	4,457	4,264	0.26
									8,422	8,308	0.51
Capital Equipment
Infinite Bidco LLC	(4) (7)	S +	7.00%		10.93%	3/2/2029		6,120	5,562	5,659	0.34
									5,562	5,659	0.34
Cargo Transport
LaserShip, Inc.	(4)	S +	5.50%	(4.00% PIK)	9.46%	8/10/2029		105	32	26	—
									32	26	—
Construction & Building
IPS/CP Iris Holdco	(4) (5)	S +	7.00%		10.67%	10/27/2033		12,600	12,417	12,411	0.76
									12,417	12,411	0.76
Containers, Packaging and Glass
Berlin Packaging LLC	(4) (5)	E +	6.50%		8.62%	6/7/2032	EUR	14,057	15,353	15,710	0.96
Berlin Packaging LLC	(4) (5)	S +	6.00%		9.96%	6/7/2032		1,097	1,095	1,064	0.07
Berlin Packaging LLC	(4) (5)	E +	6.50%		8.62%	6/7/2032	EUR	2,386	2,606	2,667	0.16
									19,054	19,441	1.19
High Tech
Gainwell Acquisition Corp.	(4) (5) (7)	S +	8.00%		11.75%	10/2/2028		1,260	1,239	1,216	0.07
Finastra USA, Inc.	(4)	S +	7.00%		10.67%	9/15/2033		30,900	30,486	26,728	1.63
Polaris Newco LLC	(4) (5) (7)	S +	9.00%		12.77%	6/4/2029		59,935	58,474	46,150	2.82
									90,199	74,094	4.52
Services: Business
DG Investment Intermediate Holdings 2 Inc.	(4)	S +	5.50%		9.17%	7/29/2033		8,441	8,401	8,272	0.50
Vision Solutions, Inc.	(4)	S +	7.25%		11.18%	4/23/2029		11,400	10,744	8,173	0.50
									19,145	16,445	1.00
Services: Consumer
All My Sons Moving and Storage of Kansas LLC	(4) (5) (7)	S +	7.75%		11.53%	10/25/2029		1,740	1,700	1,731	0.11
BCPE Empire Holdings, Inc.	(4) (5)	S +	5.25%		8.92%	12/31/2031		38,700	38,357	38,313	2.34
Crash Champions, LLC	(4) (10)				8.75%	2/15/2029		19,650	17,962	17,623	1.07
									58,019	57,667	3.52

Total Second Lien Debt									$222,528	$200,895	12.26%

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Asset Backed Securities
Telecommunications
Vertical Bridge, LLC	(4) (10)		8.87%	3/15/2056		16,100	16,100	16,033	0.98
Total Asset Backed Securities							$16,100	$16,033	0.98%

Preferred Equity
Automobile
FleetPride, Inc.	(5)	(14.50% PIK)	14.50%			4	3,136	3,126	0.19
FleetPride, Inc.	(5)					2	321	321	0.02
							3,457	3,447	0.21
Finance
Kymora Ltd.	(5) (9)				EUR	16	9,322	10,646	0.65
							9,322	10,646	0.65
High Tech
Aptean, Inc.	(5)	(13.50% PIK)	13.50%			21,414	21,234	21,414	1.31
							21,234	21,414	1.31
Media: Diversified & Production
Iconic Purchaser Corporation	(5) (7)	(5.00% PIK)	5.00%			1	526	202	0.01
							526	202	0.01
Services: Business
Eclipse Buyer Inc.	(5)	(12.50% PIK)	12.50%			7,350	7,229	7,277	0.44
							7,229	7,277	0.44

Total Preferred Equity							$41,768	$42,986	2.62%

Common Stocks
Aerospace and Defense
Oakswift Holdings Ltd.	(5) (9)					4,854	4,854	4,854	0.30
Oakswift Holdings Ltd.	(5) (9)					2,582	—	—	—
							4,854	4,854	0.30
High Tech
CSAT Solutions Holding LLC	(5) (8)					338	238	320	0.02
							238	320	0.02
Media: Diversified & Production
Iconic Purchaser Corporation	(5) (7)					2	555	178	0.01
							555	178	0.01

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Services: Business
Cheval Blanc Holdings Company	(5) (9)				1,671	1,671	1,995	0.12
						1,671	1,995	0.12

Total Common Stocks						$7,318	$7,347	0.45%

Total Investments—non-controlled/non-affiliated						$3,038,758	$2,983,663	182.11%
Total Portfolio Investments						$3,038,758	$2,983,663	182.11%

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

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
123Dentist Inc.	2025 CAD Fixed Delayed Draw Term Loan	08/10/2029	$3,396	$(950)
AI Titan Parent Inc.	Delayed Draw Term Loan	08/29/2031	4,438	(11)
AI Titan Parent Inc.	Revolver	08/29/2031	3,579	(9)
Arax MidCo, LLC	2026 Delayed Draw Term Loan	03/24/2032	5,415	(14)
Arax MidCo, LLC	2026 Revolver	03/24/2032	802	(2)
Ascend Buyer LLC	2025 4th Amendment Revolver	09/29/2028	308	—
Associations, Inc.	2024 2nd Amendment Revolver	07/03/2028	775	—
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	07/03/2028	502	—
Baker Tilly Advisory Group, LP	Revolver	06/03/2030	6,786	—
Baker Tilly Advisory Group, LP	2025 Delayed Draw Term Loan	06/03/2031	5,083	(25)
Banyan Software Holdings, LLC	2025 2nd Amendment Delayed Draw Term Loan	01/02/2031	9,448	(47)
Banyan Software Holdings, LLC	2024 Revolver	01/02/2031	1,413	—
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	1,075	—
Beyond Risk	2026 Delayed Draw Term Loan	03/11/2033	2,815	(14)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Beyond Risk	2026 Revolver	03/11/2033	1,267	(6)
Blue River PetCare	2026 Additional Delayed Draw Term Loan	08/01/2029	12,954	—
Blue River PetCare	Revolver	08/01/2029	2,119	—
Bottomline Technologies Inc.	Revolver	05/15/2028	973	—
CCI Buyer, Inc.	2025 Revolver	05/13/2032	2,036	(5)
CentralSquare Technologies, LLC	2024 Revolver	04/12/2030	1,929	—
Cerity Partners Equity Holding LLC	2025 Tranche B Delayed Draw Term Loan	07/28/2031	6,055	(15)
Cerity Partners Equity Holding LLC	2025 6th Amendment Incremental Revolver	07/28/2031	327	(1)
Chase Intermediate, LLC	2025 Delayed Draw Term Loan	10/30/2028	19,736	(99)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	554	(3)
Circana Group, L.P.	2025 Revolver	12/01/2028	6,055	—
CNSI Holdings, LLC	Revolver	12/17/2029	2,999	—
Coding Solutions Acquisition Inc.	2025 Incremental Delayed Draw Term Loan	08/07/2031	13,472	(135)
Coding Solutions Acquisition Inc.	2024 Revolver	08/07/2031	992	(10)
Coding Solutions Acquisition Inc.	2024 Delayed Draw Term Loan	08/07/2031	442	(4)
Community Brands ParentCo, LLC	Revolver	07/01/2031	1,347	(10)
Crown Health Care Laundry Services, LLC	2025 Revolver	05/28/2031	4,186	(21)
Crown Health Care Laundry Services, LLC	2025 Delayed Draw Term Loan	05/28/2031	2,392	(12)
CSAT Solutions Holding LLC	Revolver	06/30/2028	464	—
D&D Buyer LLC	Revolver	10/04/2029	1,974	—
Deerfield Dakota Holding LLC	2025 Revolver	09/13/2032	2,949	(15)
Denali Midco 2 LLC	2023 Incremental Delayed Draw Term Loan 5	12/22/2028	1,534	—
Diligent Corporation	2024 Delayed Draw Term Loan	08/02/2030	4,848	(36)
Diligent Corporation	2024 Revolver	08/02/2030	2,000	(15)
Drive Centric Holdings, LLC	Revolver	08/15/2031	4,118	—
Dun & Bradstreet Corp.	2025 Revolver	08/26/2032	4,055	—
Eagan Sub, Inc.	Delayed Draw Term Loan	09/08/2032	7,947	(20)
Eagan Sub, Inc.	Revolver	09/08/2032	4,239	(11)
Eclipse Buyer Inc.	2024 Delayed Draw Term Loan	09/08/2031	3,854	(19)
Eclipse Buyer Inc.	2024 Revolver	09/06/2031	1,955	(10)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2031	2,399	—
Everbridge Holdings, LLC	Revolver	07/02/2031	1,578	—
Evergreen IX Borrower 2023 LLC	Revolver	10/01/2029	876	—
Farsound Aviation Limited	2024 Delayed Draw Term Loan	12/03/2031	3,105	(19)
Flexera Software, Inc.	2025 Revolver	08/16/2032	1,644	(8)
FR Vision Holdings, Inc.	Delayed Draw Term Loan	01/20/2031	3,199	(16)
FR Vision Holdings, Inc.	Revolver	01/21/2030	1,431	(7)
Gateway US Holdings, Inc.	Revolver	09/22/2028	325	(2)
GC Waves Holdings, Inc.	2025 7th Amendment Delayed Draw Term Loan	10/04/2030	5,095	(13)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
GC Waves Holdings, Inc.	Revolver	10/04/2030	676	(2)
GI Apple Midco LLC	Revolver	04/19/2029	727	—
Granicus, Inc.	2024 7th Amendment Delayed Draw Term Loan	01/17/2031	2,123	—
Granicus, Inc.	2024 Revolver	01/17/2031	702	—
Higginbotham Insurance Agency, Inc.	2025 6th Amendment Tranche A DDTL	06/11/2031	1,316	—
Higginbotham Insurance Agency, Inc.	2025 6th Amendment Tranche B DDTL	06/11/2031	840	—
Iconic Purchaser Corporation	Revolver	11/16/2028	292	(23)
IG Investment Holdings, LLC	2024 Refinancing Revolver	09/22/2028	698	—
Integrity Marketing Acquisition, LLC	2024 15th Amendment Delayed Draw Term Loan	08/25/2028	65	—
Integrity Marketing Acquisition, LLC	2024 15th Amendment Incremental Revolver	08/25/2028	20	—
Jensen Hughes Inc.	2024 Delayed Draw Term Loan	09/02/2031	2,961	(15)
Jensen Hughes Inc.	2024 Revolver	09/02/2031	1,467	(7)
Jensen Hughes Inc.	2024 1st Lien Delayed Draw Term Loan	09/02/2031	856	(4)
Jeppesen	Revolver	11/01/2032	1,450	(18)
JS Held, LLC	2019 Revolver	12/01/2026	226	—
Majesco, LLC	2026 Revolver	01/07/2033	3,922	(5)
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	3,636	(73)
Mantech International CP	2025 Tranche A Revolver	09/14/2028	3,238	—
Maverick Bidco, Inc. (Mitratech)	2025 Delayed Draw Term Loan	12/02/2031	1,729	(4)
Maverick Bidco, Inc. (Mitratech)	2025 Revolver	12/02/2031	1,383	(4)
Medvet Associates LLC	Delayed Draw Term Loan	06/25/2031	14,000	—
Ministry Brands Purchaser, LLC	Revolver	12/30/2027	142	(2)
Modernizing Medicine Inc.	Revolver	04/30/2032	1,166	—
Mountain Parent, Inc.	2024 Delayed Draw Term Loan	06/27/2031	5,779	(29)
Mountain Parent, Inc.	2024 Revolver	06/27/2031	3,082	(15)
MRI Software LLC	2020 Revolver	02/10/2028	2,002	(15)
National Resilience LLC	Delayed Draw Term Loan	11/21/2030	12,398	(496)
National Resilience LLC	Specified Delayed Draw Term Loan	11/21/2030	7,316	—
NAVEX TopCo Inc	Delayed Draw Term Loan	10/14/2032	3,062	(8)
NAVEX TopCo Inc	Revolver	10/14/2031	143	—
NCWS Intermediate, Inc.	2024 Revolver	12/31/2029	4,853	(279)
NCWS Intermediate, Inc.	2024 Delayed Draw Term Loan	12/31/2029	3,718	(214)
NEFCO Construction Supply (NFO)	Delayed Draw Term Loan	01/13/2033	2,062	(5)
NEFCO Construction Supply (NFO)	Revolver	01/13/2033	1,100	(3)
New Look Vision Group, Inc.	CAD Revolver	05/26/2028	574	(163)
Next Holdco, LLC	Revolver	11/09/2029	1,153	(6)
NRO Holdings III Corp.	Delayed Draw Term Loan	07/15/2031	3,261	(16)
NRO Holdings III Corp.	Revolver	07/15/2030	2,752	(14)
OEConnection LLC	2025 Delayed Draw Term Loan	12/23/2032	1,954	(5)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
OEConnection LLC	2025 Revolver	12/23/2032	515	(1)
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	832	—
Ohio Transmission Corporation	2023 Revolver	12/19/2029	543	—
Omni Fiber, LLC	2025 Incremental Delayed Draw Term Loan	07/03/2029	14,224	(142)
Orion Advisor Solutions, Inc.	2025 Delayed Draw Term Loan	11/26/2032	5,842	(22)
Packaging Coordinators Midco, Inc.	2025 Refinancing Delayed Draw Term Loan	10/15/2032	5,836	(44)
Packaging Coordinators Midco, Inc.	2025 Revolver	10/15/2032	3,850	(29)
Packaging Coordinators Midco, Inc.	2025 Delayed Draw Term Loan (205mm)	10/15/2032	1,559	(12)
Packaging Coordinators Midco, Inc.	2025 Delayed Draw Term Loan (200mm)	10/15/2032	1,521	(11)
Packaging Coordinators Midco, Inc.	2025 Initial Dollar SP Delayed Draw Term Loan	10/15/2032	396	(3)
Pave America LLC	2025 Delayed Draw Term Loan	08/27/2032	5,287	(26)
Pave America LLC	2025 Revolver	08/27/2032	3,637	(18)
PDI TA Holdings, Inc.	2024 Revolver	02/03/2031	21	—
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	2,606	(208)
Pike Corp	2025 Delayed Draw Term Loan	12/20/2032	5,537	(14)
Pike Corp	2025 Revolver	12/20/2032	3,691	(9)
Poly-Wood, LLC	Revolver	03/20/2030	1,677	(8)
PPV Intermediate Holdings LLC	2024 2nd Amendment Delayed Draw Term Loan	08/31/2029	6,057	(15)
PPV Intermediate Holdings LLC	Revolver	08/31/2029	1,707	—
PT Intermediate Holdings III, LLC	2024 Delayed Draw Term Loan	04/09/2030	710	—
Quality Collision Group, LLC	Delayed Draw Term Loan	03/30/2033	3,750	(28)
Quality Collision Group, LLC	Revolver	03/30/2033	1,250	(10)
Recorded Books Inc.	2023 Revolver	08/31/2029	2,013	—
Recorded Books Inc.	2025 Delayed Draw Term Loan B	09/03/2030	1,765	—
Recorded Books Inc.	2025 Delayed Draw Term Loan A	09/03/2030	735	—
Revalize, Inc.	Revolver	04/16/2029	199	(12)
RFI Buyer, Inc.	2025 4th Amendment Delayed Draw Term Loan	08/05/2030	7,387	(37)
Rimkus Consulting Group Inc.	Delayed Draw Term Loan	04/01/2031	1,701	(17)
Rimkus Consulting Group Inc.	Revolver	04/01/2030	895	(9)
Rock Star Mergersub, LLC	Delayed Draw Term Loan	12/15/2031	1,718	(4)
Rock Star Mergersub, LLC	Revolver	12/15/2031	1,521	(4)
Sciens Building Solutions (Java Buyer)	2026 Incremental Delayed Draw Term Loan	12/15/2030	2,520	(6)
Sciens Building Solutions (Java Buyer)	2026 Revolver	12/15/2030	1,110	(3)
Service Logic	Delayed Draw Term Loan	12/16/2032	4,527	(11)
Service Logic	Revolver	12/16/2032	1,599	(4)
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	1,564	(8)
STS Aviation Group	Delayed Draw Term Loan	10/08/2031	1,100	(8)
STS Aviation Group	Revolver	10/08/2030	93	(1)
STV Group, Inc.	2024 Revolver	03/20/2030	2,279	—

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Surmodics, Inc.	Delayed Draw Term Loan	11/19/2032	2,371	(18)
Surmodics, Inc.	Revolver	11/19/2031	1,264	(9)
TC Signature Holdings, LLC	2025 9th Amendment Delayed Draw Term Loan	05/04/2028	1,034	—
The Kleinfelder Group, Inc.	Revolver	09/18/2028	1,938	(5)
ThermoSafe	Delayed Draw Term Loan	11/03/2032	5,700	(28)
ThermoSafe	Revolver	11/03/2032	1,767	(9)
THG Acquisition, LLC	2024 Delayed Draw Term Loan	10/31/2031	2,060	(10)
THG Acquisition, LLC	2024 Revolver	10/31/2031	1,260	(7)
Truck-Lite Co., LLC	2025 Tranche B Delayed Draw Term Loan	02/13/2032	6,449	(32)
Truck-Lite Co., LLC	2025 Tranche C Delayed Draw Term Loan	02/13/2032	5,304	(27)
Truck-Lite Co., LLC	2025 Replacement Revolver	02/13/2031	4,284	(21)
Tyber Medical LLC	Delayed Draw Term Loan	06/14/2032	3,683	(18)
Tyber Medical LLC	USD Revolver	06/12/2031	712	(4)
Tyber Medical LLC	Multicurrency Revolver	06/12/2031	213	(1)
United Flow Technologies	Delayed Draw Term Loan	12/06/2032	5,107	(26)
United Flow Technologies	Revolver	12/06/2032	2,023	(10)
USIC Holdings Inc.	2024 Specified Delayed Draw Term Loan	09/10/2031	834	(4)
USIC Holdings Inc.	2024 Revolver	09/10/2031	705	(4)
Vantage Specialty Chemicals	2025 Revolver	03/01/2029	1,242	(47)
W.A. Kendall and Company, LLC	2025 7th Amendment Delayed Draw Term Loan	04/22/2030	1,312	—
W.A. Kendall and Company, LLC	Revolver	04/22/2030	61	—
Wrench Group LLC	2025 Delayed Draw Term Loan	09/03/2032	5,357	(27)
Wrench Group LLC	2025 Revolver	09/03/2031	5,357	(27)
Ya Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/01/2031	4,982	(50)
Ya Intermediate Holdings II, LLC	Revolver	10/01/2031	2,063	(21)
			$454,959	$(4,138)
(7)Assets or a portion thereof are pledged as collateral under the Company's various revolving credit facilities and debt securitizations and, as such, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the obligations under each of the respective facilities and debt securitizations. See Note 6 “Debt”.
(8)Position or portion thereof unsettled as of March 31, 2026.
(9)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, non-qualifying assets totaled 5.7% of the Company’s total assets.
(10)All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $52.3 million, or 3.2% of the Company’s net assets.

As of March 31, 2026, the estimated net unrealized loss for federal tax purposes was $51.5 million based on an estimated tax basis of $3,038.2 million. As of March 31, 2026, the estimated aggregate gross unrealized loss for federal income tax purposes was $71.4 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $19.9 million.

ADDITIONAL INFORMATION
Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 3,469	Great Britain Pound 2,600	6/18/2026	$42
State Street Bank & Trust Company	U.S. Dollar 105,086	Euro 90,750	6/18/2026	208
State Street Bank & Trust Company	U.S. Dollar 14,670	Canadian Dollar 20,000	6/18/2026	290
				$540

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value
Morgan Stanley	2024A Notes	7.77%	SOFR + 3.7080%	9/9/2028	$300,000	$2,450

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
(10) All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $42.4 million, or 2.7% of the Company’s net assets.

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
The Company's investment objective is to generate attractive risk-adjusted returns, predominantly in the form of current income, with select investments capturing long-term capital appreciation, while maintaining a strong focus on downside protection. The Company invests primarily in directly originated and customized private financing solutions, including loans and other debt securities with a strong focus on senior secured lending to larger companies. The Company primarily targets investments in first lien loans, unitranche loans, second lien loans and other corporate secured debt. The Company may also invest in equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, the Company will invest directly or indirectly at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit.
The Company will offer on a continuous basis up to $2.5 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company will offer to sell any combination of three classes of common shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes will have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of common shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. T. Rowe Price Investment Services, Inc. (the “Managing Dealer”) will use its best efforts to sell shares but is not obligated to purchase or sell any specific amount of shares in the Offering. The Company may also engage in private offerings of its common shares. As of March 31, 2026 and December 31, 2025, the Company had 50,432,911 and 48,394,834, respectively, of Class I shares issued and outstanding, and received net proceeds for the quarter ended March 31, 2026 and the year ended December 31, 2025, inclusive of distributions reinvested through the Company's distribution reinvestment plan and net of repurchases of shares, of $54.3 million and $466.7 million, respectively, as payment for such shares. As of March 31, 2026 and December 31, 2025, the Company had 5,009,853 and 4,624,605, respectively, of Class S shares issued and outstanding, and received net proceeds for the quarter ended March 31, 2026 and the year ended December 31, 2025, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $10.2 million and $46.1 million, respectively, as payment for such shares. As of March 31, 2026 and December 31, 2025, the Company had 7,219,923 and 6,052,852, respectively, of Class D shares issued and outstanding, and received net proceeds for the quarter ended March 31, 2026 and the year ended December 31, 2025, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $31.0 million and $163.4 million, respectively, as payment for such shares.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash, cash equivalents and restricted cash with high credit-quality institutions to minimize credit risk exposure. As of March 31, 2026 and December 31, 2025, the Company had $14.5 million and $23.8 million of restricted cash, respectively. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company's financing transactions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents. As of March 31, 2026 and December 31, 2025, $56.9 million and $49.1 million were held in a money market fund, respectively. As of March 31, 2026 and December 31, 2025, approximately $0.7 million and $2.0 million of the cash, cash equivalents, and restricted cash balances were denominated in a foreign currency, respectively.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2026 and December 31, 2025, there were no loans placed on non-accrual status.
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of March 31, 2026 and December 31, 2025, the Company had $9.2 million and $1.5 million of receivables for investments sold, respectively. As of March 31, 2026 and December 31, 2025, the Company had $3.4 million and $3.3 million of payables for investments purchased, respectively.

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
Organizational costs, primarily for legal expenses associated with the establishment of the Company, are expensed as incurred. The Company did not incur organizational costs during the three months ended March 31, 2026 and March 31, 2025.

Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and included as a deferred offering cost asset on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of March 31, 2026 and December 31, 2025, the Company had no capitalized deferred offering costs. For the three months ended March 31, 2026 and March 31, 2025, the Company incurred amortization of deferred offering costs of $0.0 million and $0.2 million, respectively.
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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company did not incur excise tax expense for the three months ended March 31, 2026 and March 31, 2025.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through March 31, 2026. As applicable, the Company’s prior year remains subject to examination by U.S. federal, state and local tax authorities.
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
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures” ("ASU 2023-09"), which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”)”, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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
For the three months ended March 31, 2026, the Company incurred management fees of $5.0 million, of which none were waived. For the three months ended March 31, 2025, the Company incurred management fees of $3.8 million, of which none were waived. As of March 31, 2026 and December 31, 2025, $5.0 million and $4.8 million, respectively, remained payable related to the base management fee accrued in management fee payable on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended March 31, 2026, the Company incurred income incentive fees of $5.0 million, of which none were waived. For the three months ended March 31, 2025, the Company incurred income incentive fees of $4.1 million, of which none were waived. As of March 31, 2026 and December 31, 2025, $5.0 million and $5.4 million, respectively, remained payable related to the income incentive fee accrued in income incentive fee payable on the Consolidated Statements of Assets and Liabilities.
For the three months ended March 31, 2026 and March 31, 2025, the Company incurred no capital gains incentive fees.

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

The following table presents a summary of expense support and the related recoupment of expense support for the three months ended March 31, 2026 and March 31, 2025.

For the Three Months Ended	Expense Support from the Advisor	Payable to Advisor	Recoupment of Expense Support	Unreimbursed Expense Support
March 31, 2026	$—	$—	$—	$—
March 31, 2025	$—	$1,020	$1,020	$688

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
The Company incurred expenses related to the Administrator of $0.6 million and $0.6 million for the three months ended March 31, 2026 and March 31, 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statement of Operations. For the three months ended March 31, 2026 and March 31, 2025, there were $2.6 million and $1.1 million of expenses related to the Administrator that were payable are included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities, respectively.

The sub-administrator is compensated for performing its sub-administrative services under the sub-administration agreement. For the three months ended March 31, 2026 and March 31, 2025, the Company incurred expenses related to the sub-administrator of $0.8 million and $0.5 million, respectively, which is included in administrative service expenses on the Consolidated Statement of Operations and the payable included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities, respectively.
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
For the three months ended March 31, 2026 and March 31, 2025, the Company accrued distribution and shareholder servicing fees for Class S shares of $0.3 million and $0.1 million, respectively. For the three months ended March 31, 2026 and March 31, 2025, the Company accrued distribution and shareholder servicing fees for Class D shares of $0.1 million and $0.0 million, respectively.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,751,044	$2,716,402	91.2%	$2,630,098	$2,616,864	90.4%
Second Lien Debt	222,528	200,895	6.7%	226,842	225,900	7.8%
Preferred Equity	41,768	42,986	1.4%	41,545	43,101	1.5%
Common Stocks	7,318	7,347	0.2%	7,318	7,694	0.3%
Asset Backed Securities	16,100	16,033	0.5%	—	—	—%
Total	$3,038,758	$2,983,663	100.0%	$2,905,803	$2,893,559	100.0%

The industry composition of investments based on fair value as of March 31, 2026 and December 31, 2025 were as follows:

March 31, 2026
High Tech	20.7%
Services: Business	16.3%
Healthcare, Education and Childcare	14.0%
Automobile	7.0%
Services: Consumer	5.5%
Capital Equipment	5.0%
Media: Diversified & Production	3.9%
Finance	3.7%
Construction & Building	3.7%
Insurance	3.2%
Telecommunications	2.5%
Aerospace and Defense	2.4%
Chemicals, Plastics and Rubber	2.1%
Retail Stores	2.1%
Consumer Goods: Durable	1.7%
Cargo Transport	1.2%
Containers, Packaging and Glass	1.1%
Buildings and Real Estate	1.1%
Printing and Publishing	0.9%
Ecological	0.7%
Banking	0.6%
Utilities: Water	0.6%
Total	100.0%

December 31, 2025
High Tech	19.6%
Services: Business	16.9%
Healthcare, Education and Childcare	14.6%
Automobile	6.7%
Services: Consumer	5.7%
Capital Equipment	5.2%
Finance	4.2%
Media: Diversified & Production	4.1%
Construction & Building	3.5%
Insurance	3.0%
Aerospace and Defense	2.5%
Chemicals, Plastics and Rubber	2.4%
Retail Stores	2.2%
Telecommunications	1.9%
Consumer Goods: Durable	1.7%
Cargo Transport	1.2%
Containers, Packaging and Glass	1.2%
Buildings and Real Estate	1.1%
Printing and Publishing	0.9%
Ecological	0.6%
Utilities: Water	0.5%
Banking	0.3%
Total	100.0%

The geographic composition of investments at cost and fair value as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,862,842	$2,803,155	93.9%	171.1%
United Kingdom	74,816	75,078	2.5%	4.6%
Germany	59,880	62,841	2.1%	3.8%
Canada	27,044	27,089	0.9%	1.7%
Greece	9,322	10,646	0.4%	0.6%
Ireland	4,854	4,854	0.2%	0.3%
Total	$3,038,758	$2,983,663	100.0%	182.1%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,730,855	$2,712,441	93.7%	170.8%
United Kingdom	74,965	75,149	2.6%	4.7%
Germany	59,819	64,215	2.2%	4.0%
Canada	25,989	26,257	0.9%	1.7%
Greece	9,321	10,643	0.4%	0.7%
Ireland	4,854	4,854	0.2%	0.3%
Total	$2,905,803	$2,893,559	100.0%	182.2%

Note 5.  Fair Value Measurements
The following tables present the fair value hierarchy of investments and derivatives as of March 31, 2026 and December 31, 2025, categorized by the ASC 820 valuation hierarchy, as previously described:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$146,128	$2,570,274	$2,716,402
Second Lien Debt	—	77,589	123,306	200,895
Preferred Equity	—	—	42,986	42,986
Common Stocks	—	—	7,347	7,347
Asset Backed Securities	—	16,033	—	16,033
Total Investments at fair value	$—	$239,750	$2,743,913	$2,983,663
Interest rate swap	—	2,450	—	2,450
Foreign currency forward contracts	—	540	—	540
Total	$—	$242,740	$2,743,913	$2,986,653

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$174,024	$2,442,840	$2,616,864
Second Lien Debt	—	91,955	133,945	225,900
Preferred Equity			43,101	43,101
Common Stocks			7,694	7,694
Total Investments at fair value	$—	$265,979	$2,627,580	$2,893,559
Interest rate swap		10,576	—	10,576
Foreign currency forward contracts		405	—	405
Total	$—	$276,960	$2,627,580	$2,904,540

The following tables present the change in the fair value of financial instruments for the three months ended March 31, 2026 and March 31, 2025, for which Level 3 inputs were used to determine the fair value:

	For the Three Months Ended March 31, 2026
	First Lien Debt	Second Lien Debt	Preferred Equity	Common Stocks	Total Investments
Fair value, beginning of period	$2,442,840	$133,945	$43,101	$7,694	$2,627,580
Purchases of investments (1)	199,930	—	223	—	200,153
Proceeds from principal repayments and sales of investments	(68,234)	—	—	—	(68,234)
Accretion of discount/amortization of premium	1,162	113	—	—	1,275
Net realized gain (loss)	191	—	—	—	191
Net change in unrealized appreciation (depreciation)	(5,615)	(10,752)	(338)	(347)	(17,052)
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—
Fair value, end of period	$2,570,274	$123,306	$42,986	$7,347	$2,743,913
Net change in unrealized appreciation (depreciation) related to financial instruments still held as March 31, 2026	$(5,483)	$(10,750)	$(337)	$(346)	$(16,916)

(1) Purchases include PIK interest, if applicable.
(2) Transfers between levels are recognized at the beginning of the year in which the transfers occur. For the three months ended March 31, 2026, there were no transfers into or out of Level 3.

	For the Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,928,818	$50,358	$6,176	$1,985,352
Purchases of investments (1)	120,790	29,093	21,792	171,675
Proceeds from principal repayments and sales of investments	(55,527)	(5,544)	—	(61,071)
Accretion of discount/amortization of premium	1,807	184	—	1,991
Net realized gain (loss)	(2,497)	—	—	(2,497)
Net change in unrealized appreciation (depreciation)	(645)	(385)	176	(854)
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	(22,334)	—	—	(22,334)
Fair value, end of period	$1,970,412	$73,706	$28,144	$2,072,262
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2025	$(714)	$(254)	$176	$(792)

(1) Purchases include PIK interest, if applicable.
(2) Transfers between levels are recognized at the beginning of the year in which the transfers occur. For the three months ended March 31, 2025, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2026 and December 31, 2025.  The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2026
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
First Lien Debt	$2,500,612	Discounted cash flow	Comparative Yield	7.6% - 16.6% (9.1%)
First Lien Debt	22,005	Market Comparable Companies	EBITDA Multiple	6x - 7x (6.6x)
First Lien Debt	40,018	Precedent transactions	Transaction Price	N/A
First Lien Debt	7,639	Discounted cash flow	Discount Rate	8.0%
Total First Lien Debt	$2,570,274
Second Lien Debt	123,306	Discounted cash flow	Comparative Yield	9.3% - 23.4% (15.0%)
Total Second Lien Debt	$123,306
Preferred Equity	31,817	Discounted cash flow	Comparative Yield	12.6% - 17.7% (13.7%)
Preferred Equity	523	Market Comparable Companies	EBITDA Multiple	8.1x - 9.0x (8.5x)
Preferred Equity	10,646	Discounted cash flow	Discount Rate	15.5%
Total Preferred Equity	$42,986
Common Stocks	2,173	Market Comparable Companies	EBITDA Multiple	9.0x - 11.5x (11.3x)
Common Stocks	320	Precedent transactions	Transaction Price	N/A
Common Stocks	4,854	Discounted cash flow	Discount Rate	23.3%
Total Common Stocks	$7,347
Total	$2,743,913

	December 31, 2025
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
First Lien Debt	$2,272,969	Discounted cash flow	Comparative Yield	7.4% - 16.2% (9.0%)
First Lien Debt	13,079	Market Comparable Companies	EBITDA Multiple	7.0x
First Lien Debt	149,153	Precedent transactions	Transaction Price	N/A
First Lien Debt	7,639	Discounted cash flow	EBITDA Multiple	12.0x
Total First Lien Debt	$2,442,840
Second Lien Debt	133,945	Discounted cash flow	Comparative Yield	9.0% - 15.1% (11.9%)
Total Second Lien Debt	$133,945
Preferred Equity	32,137	Discounted cash flow	Comparative Yield	12.6% - 20.6% (13.8%)
Preferred Equity	321	Market Comparable Companies	EBITDA Multiple	10.0x
Preferred Equity	10,643	Discounted cash flow	EBITDA Multiple	7.0x
Total Preferred Equity	$43,101
Common Stocks	2,470	Market Comparable Companies	EBITDA Multiple	10.0x - 12.5x (11.9x)
Common Stocks	370	Precedent transactions	Transaction Price	N/A
Common Stocks	4,854	Discounted cash flow	Discount Rate	23.9%
Total Common Stocks	$7,694
Total	$2,627,580

(1) Weighted averages are calculated based on fair value of investments.

The Company used the income approach to determine the fair value of certain Level 3 assets as of March 31, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. An increase/decrease in the EBITDA multiple would result in an increase/decrease, respectively, in the fair value.

Financial instruments disclosed but not carried at fair value

The following table presents the fair value of the Company's debt obligations as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
JPM Credit Facility	$756,146	$776,146
BNP Credit Facility	316,500	261,500
2024A Senior Notes	302,450	310,576
CIBC Credit Facility	96,000	96,000
Total Debt	$1,471,096	$1,444,222
The carrying values of the debt obligations (Note 6) generally approximate their respective fair values. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.
Excluding the impact of unamortized deferred financing costs, the carrying value of the 2024A Senior Notes approximate their respective fair value due to their inclusion of the effective portion of the fair value of the interest rate swap, as further discussed in Note 7. Derivative Instruments to these consolidated financial statements.

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

The fair value of the debt obligations within the credit facilities and the 2024A Senior Notes would be categorized as Level 2 and Level 3, respectively, under the ASC 820-10 hierarchy.

Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company's asset coverage was 211.4% and 210.0%, respectively.
The following tables present the Company’s outstanding borrowings as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value
JPM Credit Facility (1)	$1,030,000	$756,146	$756,146
BNP Credit Facility (1)	500,000	316,500	316,500
2024A Senior Notes (2)	300,000	300,000	300,264
CIBC Credit Facility (1)	250,000	96,000	96,000
Total Debt	$2,080,000	$1,468,646	$1,468,910

	December 31, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value
JPM Credit Facility (1)	$1,030,000	$776,146	$776,146
BNP Credit Facility (1)	500,000	261,500	261,500
2024A Senior Notes (2)	300,000	300,000	308,210
CIBC Credit Facility (1)	250,000	96,000	96,000
Total Debt	$2,080,000	$1,433,646	$1,441,856
(1)Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.

(2)Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs. As of March 31, 2026, carrying value is also inclusive of an incremental adjustment of $2.5 million in the carrying value of the 2024A Senior Notes resulting from a hedge accounting relationship.
For the three months ended March 31, 2026, the Company had total average borrowings of $1,416.9 million, at a weighted average interest rate of 6.0%. For the three months ended March 31, 2025, the Company had total average borrowings of $947.0 million, at a weighted average interest rate of 7.0%.

A summary of contractual maturities of our debt obligations was as follows as of March 31, 2026:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPM Credit Facility	$756,146	$—	$—	$756,146	$—
BNP Credit Facility	316,500	—	316,500	—	—
2024A Senior Notes	300,000	—	300,000	—	—
CIBC Credit Facility	96,000	—	—	96,000	—
Total Debt Obligations	$1,468,646	$—	$616,500	$852,146	$—

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

On May 2, 2025, the Company entered into Amendment No. 2 to the JPM Credit Agreement, which provided for, among other things, (i) a four-year revolving credit facility with a one-year term out period in an initial total facility amount up to $955.0 million, (ii) an extension the revolving period from August 29, 2027 to May 2, 2029, (iii) an extension of the scheduled maturity date from August 29, 2028 to May 2, 2030, (iv) an amendment of the accordion provision to permit increases to the total facility amount to any amount up to $1,432.5 million, and (v) a reset of the minimum shareholders’ equity test.

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

The JPM Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2026, the Company was in compliance with these covenants.

Borrowings under the JPM Credit Facility bear interest at SOFR plus 1.75%. The Company pays an unused commitment fee of 37.5 basis points (0.375%) per annum. The stated maturity date was extended from November 15, 2027 to August 29, 2028 as part of the Amendment.

As of March 31, 2026 and December 31, 2025, there were $756.1 million and $776.1 million of borrowings outstanding under the JPM Credit Facility, respectively.

For the three months ended March 31, 2026 and March 31, 2025, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$10,565	$6,104
Unused facility fee	259	408
Amortization of deferred financing costs	623	381
Total interest and debt financing expense	$11,447	$6,893
For the three months ended March 31, 2026 and March 31, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the JPM Credit Facility was 5.6% and 6.4%, respectively.
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
Proceeds of the loans under the BNP Credit Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the BNP Credit Agreement. The period from the closing date until June 30, 2026 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the BNP Credit Agreement. The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent, the Lenders, the Custodian and the Collateral Administrator, (b) June 30, 2028, and (c) the date on which the Administrative Agent provides notice of the declaration of the final maturity date after the occurrence of an event of default. The BNP Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2026, the Company was in compliance with these covenants.

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

On November 25, 2025, TRP OHA SPV Funding I, LLC entered into the Third Amendment (the “Third Amendment”) to the BNP Credit Agreement. The Third Amendment, among other things, (i) increased the maximum facility amount from $400.0 million to $500.0 million, (ii) reduced the applicable margin for advances to 1.85% per annum prior to the end of the reinvestment period and 2.35% per annum thereafter, and (iii) changed the unused commitment fee (A) during the period from and including the date that is the three-month anniversary of the closing date to and excluding the date that is the six-month anniversary of the closing date to 125 basis points (1.25%) if the unused amount is greater than 50% of the facility amount, 100 basis points (1.00%) if the unused amount is less than or equal to 50% of the facility amount and greater than 25% of the facility amount, and 0 basis points (0.00%) if the unused amount is less than or equal to 25% of the facility amount, (B) during the period from and including the six-month anniversary of the closing date to but excluding the Third Amendment date to the applicable margin if the unused amount is greater than or equal to 75% of the facility amount, 125 basis points (1.25%) if the unused amount is less than 75% of the facility amount and greater than 50% of the facility amount, 100 basis points (1.00%) if the unused amount is less than or equal to 50% of the facility amount and greater than 25% of the facility amount, and 0 basis points (0.00%) if the unused amount is less than or equal to 25% of the facility amount, and (C) during the period from and including the Third Amendment date to but excluding the facility termination date to the applicable margin if the unused amount is greater than or equal to 40% of the facility amount, to 75 basis points (0.75%) if the unused amount is less than 40% of the facility amount or greater than 20% of the facility amount, and 0 basis points (0.00%) if the unused amount is less than or equal to 20% of the facility amount.

As of March 31, 2026 and December 31, 2025, there were $316.5 million and $261.5 million of borrowings outstanding under the BNP Credit Facility, respectively.

For the three months ended March 31, 2026 and March 31, 2025, the components of interest expense related to the BNP Credit Facility were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$3,628	$4,238
Unused facility fee	354	150
Amortization of deferred financing costs	356	104
Total interest and debt financing expense	$4,338	$4,492

For the three months ended March 31, 2026 and March 31, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the BNP Credit Facility was 5.6% and 6.7%, respectively.

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

The balance of unamortized debt issuance costs related to the 2024A Notes was $2.2 million and $3.1 million as of March 31, 2026 and December 31, 2025, respectively.

On February 6, 2025, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company's investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swap is $300.0 million and the interest rate swap matures on September 9, 2028. As a result of the swap, the Company's effective interest rate on the 2024A Notes is SOFR plus 3.708%. As of March 31, 2026, the interest rate swap had a fair value of $2.5 million, which is reflected as a derivative asset at fair value on the Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2026 and March 31, 2025, the components of interest expense related to the 2024A Notes were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$5,532	$6,297
Amortization of debt issuance costs	180	179
Total interest and debt financing expense	$5,712	$6,476

These amounts are included in the interest expense in the Company's Consolidated Statements of Operations. Please see Note 7 for further information about the Company's interest rate swap.

As of March 31, 2026 and December 31, 2025, the components of the carrying value of the 2024A Notes and the stated interest rates were as follows:

	As of
	March 31, 2026	December 31, 2025
Principal amount of debt	$300,000	$300,000
Debt issuance costs	(2,186)	(2,366)
Fair value of an effective hedge	2,450	10,576
Carrying value of debt	$300,264	$308,210

For the three months ended March 31, 2026 and March 31, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding for the 2024A Senior Notes was 7.5% and 8.00%, respectively.

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

Proceeds of the loans under the CIBC Loan Agreement may be used to acquire certain qualifying loans and such other uses as permitted under the CIBC Loan Agreement. The period from the closing date until November 5, 2027 is referred to as the reinvestment period and during such reinvestment period, the Borrower may request drawdowns under the CIBC Loan Agreement. The final maturity date is the earliest of: (a) the business day designated by the Borrower as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent and the Lenders, (b) November 5, 2029, and (c) the date on which the Administrative Agent or the required lenders provide notice of the declaration of the final maturity date after the occurrence of an event of default. The CIBC Loan Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of March 31, 2026, the Company was in compliance with these covenants.

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

On June 4, 2025, TRP OHA SPV Funding II, LLC, a wholly-owned subsidiary of the Company, entered into the first amendment to the CIBC Loan Agreement (the “First Amendment”). The First Amendment, among other things, (i) reduced the applicable spread for advances to 1.85% per annum and (ii) extended the ramp-up period to November 5, 2025.

As of March 31, 2026 and December 31, 2025, there were $96.0 million and $96.0 million of borrowings outstanding under the CIBC Credit Facility, respectively.

For the three months ended March 31, 2026 and March 31, 2025, the components of interest expense related to the CIBC Credit Facility were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$1,328	$11
Unused facility fee	274	—
Amortization of deferred financing costs	95	94
Total interest and debt financing expense	$1,697	$105

For the three months ended March 31, 2026 and March 31, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the CIBC Credit Facility was 5.6% and 6.5%, respectively.
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
Foreign Currency Forwards
The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its shareholders, as described in Note 2. The fair value of derivative contracts open as of March 31, 2026 and December 31, 2025 is included on the Consolidated Schedules of Investments by contract. The Company had no collateral payable as of March 31, 2026 and December 31, 2025. Collateral amounts posted are included in collateral on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities.
During the three months ended March 31, 2026 and March 31, 2025, the average notional exposure for foreign currency forward contracts was $125.5 million and $65.8 million, respectively.
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

The following table presents the amounts paid and received on the Company's interest rate swap transactions, excluding upfront fees, as of March 31, 2026 and December 31, 2025:

			As of March 31, 2026
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap	9/8/2028	$300,000	$(46,961)	$44,711	$(2,250)

			As of December 31, 2025
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap	9/9/2028	$300,000	$(42,401)	$31,661	$(10,740)

For the three months ended March 31, 2026 and March 31, 2025, the Company recognized $(8.1) million and $2.1 million, respectively, of unrealized gains (losses) on interest rate swaps designated as hedging instruments is included in the Derivatives at Fair value balance on the Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2026 and March 31, 2025, this amount is offset by an increase (decrease) of $(8.1) million and $2.1 million, respectively, for a change in the carrying value of the 2024A Notes. The Company did not enter into any interest rate swaps until February 6, 2025. See Note 6 for further information regarding interest rate swap contracts.

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

The following tables present both gross and net information about derivative instruments in the Consolidated Statements of Assets and Liabilities as of March 31, 2026 and December 31, 2025.

March 31, 2026
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$540	$—	$540	$—	$540
Morgan Stanley	$2,450	$—	$2,450	$(2,250)	$200
Total	$2,990	$—	$2,990	$(2,250)	$740

December 31, 2025
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$405	$—	$405	$—	$405
Morgan Stanley	$10,576	$—	$10,576	$(10,740)	$(164)
Total	$10,981	$—	$10,981	$(10,740)	$241

(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual set off rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the three months ended March 31, 2026 was as follows:

For the Three Months Ended
March 31, 2026
Realized gain (loss) on foreign currency forward contracts	$2,804
Net change in unrealized gain (loss) on foreign currency forward contracts	135
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$2,939
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
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	March 31, 2026	December 31, 2025
Unfunded delayed draw commitments	$298,766	$347,454
Unfunded revolving commitments	156,193	153,170
Total unfunded commitments	$454,959	$500,624

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2026, management was not aware of any pending or threatened litigation.
Note 10. Net Assets
As of March 31, 2026 and December 31, 2025, the Company had 50,432,911 and 48,394,834 of Class I shares issued and outstanding with a par value of $0.01 per share, respectively. As of March 31, 2026 and December 31, 2025, the Company had 5,009,853 and 4,624,605 of Class S shares issued and outstanding with a par value of $0.01 per share, respectively. As of March 31, 2026 and December 31, 2025, the Company had 7,219,923 and 6,052,852 of Class D shares issued and outstanding with a par value of $0.01 per share.

The following table summarizes capital activity for the three months ended March 31, 2026:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	59,072,291	$591	$1,615,011	$(9,855)	$(5,793)	$(11,708)	$1,588,246
Common shares issued	3,445,862	35	91,785	—	—	—	91,820
Distribution reinvestment	339,142	3	9,027	—	—	—	9,030
Repurchase of common shares	(194,608)	(2)	(5,230)	—	—	—	(5,232)
Net investment income (loss)	—	—	—	36,113	—	—	36,113
Net realized gain (loss)	—	—	—	—	3,248	—	3,248
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(42,851)	(42,851)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	10	10
Distributions declared	—	—	—	(41,982)	—	—	(41,982)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	62,662,687	$627	$1,710,593	$(15,724)	$(2,545)	$(54,549)	$1,638,402

The following table summarizes capital activity for the three months ended March 31, 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	43,472,573	$435	$1,197,185	$(85)	$413	$2,681	$1,200,629
Common shares issued	2,356,405	24	64,689	—	—		64,713
Distribution reinvestment	147,779	1	4,065	—	—	—	4,066
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	28,549	—	—	28,549
Net realized gain (loss)	—	—	—	—	(4,168)	—	(4,168)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(10,075)	(10,075)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(83)	(83)
Distributions declared	—	—	—	(30,818)	—	—	(30,818)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	45,976,757	$460	$1,265,939	$(2,354)	$(3,755)	$(7,477)	$1,252,813

The following table summarizes transactions in common shares during the three months ended March 31, 2026:

	Shares	Amount
Class I:
Proceeds from shares sold	1,989,555	$53,076
Repurchase of shares	(127,815)	(3,436)
Distribution reinvestment	176,337	4,695
Net increase (decrease)	2,038,077	54,335
Class S:
Proceeds from shares sold	386,417	10,283
Repurchase of shares	(66,793)	(1,796)
Distribution reinvestment	65,625	1,748
Net increase (decrease)	385,249	10,235
Class D:
Proceeds from shares sold	1,069,890	28,461
Repurchase of shares	—	—
Distribution reinvestment	97,180	2,587
Net increase (decrease)	1,167,070	31,048
Total increase (decrease)	3,590,396	$95,618

The following table summarizes transactions in common shares during the three months ended March 31, 2025:

	Shares	Amount
Class I:
Proceeds from shares sold	1,289,722	$35,413
Repurchase of shares	—	—
Distribution reinvestment	119,435	3,286
Net increase (decrease)	1,409,157	$38,699
Class S:
Proceeds from shares sold	828,321	22,770
Repurchase of shares	—	—
Distribution reinvestment	28,344	780
Net increase (decrease)	856,665	$23,550
Class D:
Proceeds from shares sold	238,362	6,530
Repurchase of shares	—	—
Distribution reinvestment	—	—
Net increase (decrease)	238,362	$6,530
Total increase (decrease)	2,504,184	$68,779

The Company determines NAV per share as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first business day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available. The following table summarizes each month-end NAV per share for Class S, Class D, and Class I common shares for the three months ended March 31, 2026:

	NAV Per Share
	Class S	Class D	Class I
January 31, 2026	$26.69	$26.69	$26.69
February 28, 2026	$26.33	$26.33	$26.33
March 31, 2026	$26.15	$26.15	$26.15

The following table summarizes each month-end NAV per share for Class S, Class D, and Class I common shares for the periods in which there were common share issuances during the three months ended March 31, 2025:

	NAV Per Share
	Class S	Class D	Class I
January 31, 2025	$27.50	$—	$27.50
February 28, 2025	$27.40	$—	$27.40
March 31, 2025	$27.25	$27.25	$27.25

Distributions

Distributions are recorded on the record date. The following tables summarize distributions declared during the three months ended March 31, 2026:

			Class I
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 30, 2026	January 30, 2026	March 4, 2026	$0.20	$0.03	$—	$11,228
February 27, 2026	February 27, 2026	March 31, 2026	0.20	0.03	—	11,507
March 23, 2026	March 31, 2026	April 29, 2026	0.20	0.03	—	11,600
Total			$0.60	$0.09	$—	$34,335

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 30, 2026	January 30, 2026	March 4, 2026	$0.18	$0.03	$—	$987
February 27, 2026	February 27, 2026	March 31, 2026	0.18	0.03	—	1,023
March 23, 2026	March 31, 2026	April 29, 2026	0.18	0.03	—	1,064
Total			$0.54	$0.09	$—	$3,074

			Class D
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 30, 2026	January 30, 2026	March 4, 2026	$0.19	$0.03	$—	$1,438
February 27, 2026	February 27, 2026	March 31, 2026	$0.19	$0.03	$—	$1,513
March 23, 2026	March 31, 2026	April 29, 2026	$0.19	$0.03	$—	$1,622
Total			$0.57	$0.09	$—	$4,573

(1) Base distributions per share are net of distribution and/or shareholder servicing fees.
(2) There were zero capital gain distributions for the three months ended March 31, 2026.

The following table summarizes distributions declared during the three months ended March 31, 2025:

			Class I
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share (2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.20	$0.03	$—	$9,688
February 26, 2025	February 28, 2025	April 1, 2025	0.20	0.03	—	9,750
March 26, 2025	March 31, 2025	April 30, 2025	0.20	0.03	—	9,943
Total			$0.60	$0.09	$—	$29,381

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share (2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.18	$0.03	$—	$392
February 26, 2025	February 28, 2025	April 1, 2025	$0.18	$0.03	$—	$464
March 26, 2025	March 31, 2025	April 30, 2025	$0.18	$0.03	$—	$528
Total			$0.54	$0.09	$—	$1,384

			Class D(3)
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share (2)	Total Distributions
March 26, 2025	March 31, 2025	April 30, 2025	$0.19	$0.03	$—	$53
Total			$0.19	$0.03	$—	$53

(1) Base distributions per share are net of distribution and/or shareholder servicing fees.
(2) There were zero capital gain distributions for the three months ended March 31, 2025.
(3) Class D inception date is March 3, 2025.

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

Through March 31, 2026, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the three months ended March 31, 2026:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.63	$3,074	$0.66	$4,573	$0.69	$34,335
Net realized gain	—	—	—	—	—	—
Total	$0.63	$3,074	$0.66	$4,573	$0.69	$34,335

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

The following table sets forth information regarding repurchases of shares of our common stock during the three months ended March 31, 2026 (dollars in thousands):

Repurchase Request Deadline	Percentage Outstanding Shares the Company Offered to Repurchase (1)	Repurchase Pricing Date	Amount Repurchased (all classes)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased (1)
March 16, 2026	5.00%	March 31, 2026	$25,806	987,826	1.58%

(1) Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full. Repurchase requests submitted by March 16, 2026 were satisfied in the second quarter of 2026.

Note 11. Consolidated Financial Highlights

The following are consolidated financial highlights for Class I, Class S and Class D common shares outstanding for the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended March 31, 2026
	Class I	Class S	Class D
Per Share Data: (1)
Net asset value, beginning of period	$26.89	$26.89	$26.89
Net investment income	0.59	0.54	0.58
Net unrealized and realized gain (loss) (2)	(0.64)	(0.65)	(0.66)
Net increase (decrease) in net assets resulting from operations (3)	(0.05)	(0.11)	(0.08)
Distributions declared	(0.69)	(0.63)	(0.66)
Total increase (decrease) in net assets (3)	(0.74)	(0.74)	(0.74)
Net asset value, end of period	$26.15	$26.15	$26.15
Shares outstanding, end of period	50,432,911	5,009,853	7,219,923
Total return based on NAV (4)	(0.21)%	(0.42%)	(0.27%)
Ratios:
Portfolio turnover ratio (5)	3.18%	3.18%	3.18%
Ratio of expenses before management fee, incentive fees, waivers and expense recoupment to average net assets (6)	27.34%	30.81%	28.36%
Ratio of expenses after management and incentive fees before waivers and expense recoupment to average net assets (6)	37.53%	40.99%	38.54%
Ratio of expenses after management fee, incentive fees, waivers and expense recoupment to average net assets (6)	37.53%	40.99%	38.54%
Ratio of net investment income to average net assets before waivers and expense recoupment (6)	37.06%	33.59%	36.03%
Ratio of net investment income to average net assets after waivers and expense recoupment (6)	37.06%	33.59%	36.03%
Supplemental Data:
Net assets, end of period	$1,318,638	$130,989	$188,775

	Three Months Ended March 31, 2025
	Class I	Class S	Class D(7)
Per Share Data: (1)
Net asset value, beginning of period	$27.62	$27.62	$27.40
Net investment income	0.64	0.58	0.64
Net unrealized and realized gain (loss) (2)	(0.32)	(0.32)	(0.57)
Net increase (decrease) in net assets resulting from operations (3)	0.32	0.26	0.07
Distributions declared	(0.69)	(0.63)	(0.22)
Total increase (decrease) in net assets (3)	(0.37)	(0.37)	(0.15)
Net asset value, end of period	$27.25	$27.25	$27.25
Shares outstanding, end of period	43,228,970	2,509,425	238,362
Total return based on NAV (4)	1.16%	0.94%	0.27%
Ratios:
Portfolio turnover ratio (5)	2.82%	2.82%	2.82%
Ratio of expenses before management fee, incentive fees, waivers and expense recoupment to average net assets (6)	6.59%	7.43%	6.75%
Ratio of expenses after management and incentive fees before waivers and expense recoupment to average net assets (6)	9.21%	10.05%	9.27%
Ratio of expenses after management fee, incentive fees, waivers and expense recoupment to average net assets (6)	9.54%	10.42%	10.23%
Ratio of net investment income to average net assets before waivers and expense recoupment (6)	9.80%	8.97%	9.92%
Ratio of net investment income to average net assets after waivers and recoupment (6)	9.47%	8.60%	8.96%
Supplemental Data:
Net assets, end of period	$1,177,939	$68,379	$6,495

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
(6)Annualized.
(7)Class D was not effective until March 3, 2025.

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these financial statements. Other than as disclosed below, there have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these financial statements, except as discussed below.
Subscriptions

The Company received $15.3 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective April 1, 2026.

The Company received $8.2 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective May 1, 2026, excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On February 13, 2026, the Company offered to purchase up to 5% of its outstanding Common Shares as of December 31, 2025 at a price equal to the NAV per share as of March 31, 2026. The offer expired on March 16, 2026. A total of 987,826 Shares were validly tendered, and the Company paid a total of $25.8 million to the shareholders on May 1, 2026.

On May 4, 2026, the Company offered to purchase up to 5% of its outstanding Common Shares as of March 31, 2026 at a price equal to the NAV per share as of June 30, 2026. The offer expires on June 2, 2026.

Distribution Declarations

On April 24, 2026 the Company declared a total distribution of $0.20 per Class I share, $0.18 per Class S share and $0.19 per Class D share, all of which is payable on or about May 29, 2026 to shareholders of record as of April 30, 2026.

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
The Company's investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments capturing long-term capital appreciation, while maintaining a strong focus on downside protection. The Company invests primarily in directly originated and customized private financing solutions, including loans and other debt securities with a strong focus on senior secured lending to larger companies. The Company primarily targets investments in first lien loans, unitranche loans, second lien loans and other corporate secured debt. The Company may also invest in equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, the Company will invest directly or indirectly at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation. From inception through March 31, 2026, we have invested approximately $4.2 billion in aggregate cost of debt investments prior to any subsequent exits or repayments, including the $521.4 million of debt investments acquired through an in-kind contribution on June 30, 2023.
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
Revenues
We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our preferred equity in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of March 31, 2026 and December 31, 2025, 96.9% and 97.5% of our debt investments based on fair value in our portfolio were at floating rates, respectively. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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
The Adviser agreed to incur organizational and offering costs on behalf of the Company and did not seek reimbursement of incurred organizational and offering costs until after the Company elected to be regulated as a BDC on June 30, 2023. All such organizational and offering costs have been reimbursed by the Company. As of March 31, 2026 and December 31, 2025, the Company had no offering costs or organizational costs payable to the Adviser.

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
Portfolio and Investment Activity
As of March 31, 2026, based on fair value, our portfolio consisted of 91.2% first lien debt investments, 6.7% second lien debt investments, 1.4% preferred equity, 0.5% asset backed securities, and 0.2% common stocks. As of December 31, 2025, based on fair value, our portfolio consisted of 90.4% first lien debt investments, 7.8% second lien debt investments, 1.5% preferred equity and 0.3% common stock investments.
As of March 31, 2026 and December 31, 2025, we had investments in 139 and 135 portfolio companies, respectively, with an aggregate fair value of approximately $2,983.7 million and $2,893.6 million, respectively.
Our investment activity for the three months ended March 31, 2026 and March 31, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Total investments, beginning of period	$2,905,803	$2,051,457
New investments purchased (1)	224,708	187,327
Net accretion of discount on investments	2,208	2,266
Net realized gain (loss) on investments	501	(2,497)
Investments sold or repaid	(94,462)	(59,710)
Total investments, end of period	$3,038,758	$2,178,843
(1) Purchases include PIK interest, if applicable.

The following table presents certain selected information regarding our investment portfolio:

	As of
	March 31, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost(1)	10.0%	10.0%
Weighted average yield on debt and income producing investments, at fair value(1)	10.2%	10.0%
Number of portfolio companies	139	135
Weighted average EBITDA (2)	$258.0	$312.0
Average loan-to-value (LTV) (3)	46.3%	44.9%
Percentage of debt investments bearing a floating rate, at fair value	96.9%	97.5%
Percentage of debt investments bearing a fixed rate, at fair value	3.1%	2.5%
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
Our investments consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,751,044	$2,716,402	91.2%	$2,630,098	$2,616,864	90.4%
Second Lien Debt	222,528	200,895	6.7%	226,842	225,900	7.8%
Preferred Equity	41,768	42,986	1.4%	41,545	43,101	1.5%
Common Stocks	7,318	7,347	0.2%	7,318	7,694	0.3%
Asset Backed Securities	16,100	16,033	0.5%	—	—	—%
Total	$3,038,758	$2,983,663	100.0%	$2,905,803	$2,893,559	100.0%
As of March 31, 2026 and December 31, 2025, there were no investments on non-accrual status.

The tables below describe investments by industry composition based on fair value as of March 31, 2026 and

December 31, 2025:

March 31, 2026
High Tech	20.7%
Services: Business	16.3%
Healthcare, Education and Childcare	14.0%
Automobile	7.0%
Services: Consumer	5.5%
Capital Equipment	5.0%
Media: Diversified & Production	3.9%
Finance	3.7%
Construction & Building	3.7%
Insurance	3.2%
Telecommunications	2.5%
Aerospace and Defense	2.4%
Chemicals, Plastics and Rubber	2.1%
Retail Stores	2.1%
Consumer Goods: Durable	1.7%
Cargo Transport	1.2%
Containers, Packaging and Glass	1.1%
Buildings and Real Estate	1.1%
Printing and Publishing	0.9%
Ecological	0.7%
Banking	0.6%
Utilities: Water	0.6%
Total	100.0%

December 31, 2025
High Tech	19.6%
Services: Business	16.9%
Healthcare, Education and Childcare	14.6%
Automobile	6.7%
Services: Consumer	5.7%
Capital Equipment	5.2%
Finance	4.2%
Media: Diversified & Production	4.1%
Construction & Building	3.5%
Insurance	3.0%
Aerospace and Defense	2.5%
Chemicals, Plastics and Rubber	2.4%
Retail Stores	2.2%
Telecommunications	1.9%
Consumer Goods: Durable	1.7%
Cargo Transport	1.2%
Containers, Packaging and Glass	1.2%
Buildings and Real Estate	1.1%
Printing and Publishing	0.9%
Ecological	0.6%
Utilities: Water	0.5%
Banking	0.3%
Total	100.0%

The tables below describe investments by geographic composition based on fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,862,842	$2,803,155	93.9%	171.1%
United Kingdom	74,816	75,078	2.5%	4.6%
Germany	59,880	62,841	2.1%	3.8%
Canada	27,044	27,089	0.9%	1.7%
Greece	9,322	10,646	0.4%	0.6%
Ireland	4,854	4,854	0.2%	0.3%
Total	$3,038,758	$2,983,663	100.0%	182.1%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,730,855	$2,712,441	93.7%	170.8%
United Kingdom	74,965	75,149	2.6%	4.7%
Germany	59,819	64,215	2.2%	4.0%
Canada	25,989	26,257	0.9%	1.7%
Greece	9,321	10,643	0.4%	0.7%
Ireland	4,854	4,854	0.2%	0.3%
Total	$2,905,803	$2,893,559	100.0%	182.2%
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
•Risk Rating 2 - Investments with a score of 2 contain an acceptable level of risk that is similar to the risk at the time of origination, acquisition, amendment, or restructure. Borrower is performing in-line with expectations, and the risk factors are neutral to favorable.
•Risk Rating 3 - Investments with a score of 3 mean the borrower is performing below expectations and that the loan’s risk has increased somewhat since origination, acquisition, amendment, or restructure.
•Risk Rating 4 - Investments with a score of 4 mean the borrower is performing materially below expectations and indicates that the loan’s risk has increased materially since origination, acquisition, amendment, or restructure. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 120 days past due).
•Risk Rating 5 - Investments with a score of 5 mean the borrower is performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination, acquisition, amendment, or restructure. Most or all of the debt covenants are out of compliance and payments are substantially delinquent.

The below table summarizes the Risk Ratings as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Risk Rating 1	$246,250	8.2%	$233,605	8.1%
Risk Rating 2	2,349,710	78.8%	2,312,818	79.9%
Risk Rating 3	348,394	11.7%	334,057	11.5%
Risk Rating 4	39,309	1.3%	13,079	0.5%
Risk Rating 5	—	—%	—	—%
Total investments	$2,983,663	100.0%	$2,893,559	100.0%

As of March 31, 2026 and December 31, 2025, the weighted average Risk Rating of our debt investment portfolio was 2.06 and 2.04, respectively.

Results of Operations

The following table represents the operating results:

	For the Three Months Ended
(Amounts in thousands)	March 31, 2026	March 31, 2025
Total investment income	$73,461	$57,588
Total expenses, net of fee waivers and expense support	37,348	29,039
Net investment income (loss)	36,113	28,549
Net realized gain (loss)	3,248	(4,168)
Net unrealized appreciation (depreciation)	(42,841)	(10,158)
Net increase (decrease) in net assets resulting from operations	$(3,480)	$14,223

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Interest and dividend income	$67,160	$54,107
PIK income	4,803	2,218
Other income	1,498	1,263
Total investment income	$73,461	$57,588

For the three months ended March 31, 2026 and March 31, 2025, total investment income was approximately $73.5 million and $57.6 million, respectively. As of March 31, 2026 and December 31, 2025, the size of our investment portfolio at fair value was approximately $2,983.7 million and $2,893.6 million, respectively, and the weighted average yield on debt and income producing investments at fair value was 10.2% and 10.0%, respectively.

Expenses

Expenses were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Interest and debt fee expense	$23,194	$17,966
Management fees	5,010	3,783
Income incentive fee	5,025	4,144
Distribution and shareholder servicing fees
Class S	270	126
Class D	113	2
Professional fees	599	464
Board of Trustees fees	97	97
Administrative services expenses	791	513
Other general & administrative expenses	2,249	765
Amortization of deferred offering costs	—	159
Total expenses before fee waivers and expense support	$37,348	$28,019
Expense support	—	—
Recoupment of expense support	—	1,020
Management fees waiver	—	—
Income incentive fee waiver	—	—
Total expenses net of fee waivers and expense support	$37,348	$29,039
Interest and debt fee expense
For the three months ended March 31, 2026, interest and debt fee expense was $23.2 million, primarily due to $1,416.9 million of average borrowings under existing credit facilities and unsecured notes, at a weighted average interest rate of 6.0%.

For the three months ended March 31, 2025, interest and debt fee expense was $18.0 million, primarily due to $947.0 million of average borrowings under existing credit facilities, at a weighted average interest rate of 7.0%.

Management Fees
Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
For the three months ended March 31, 2026, the Company incurred management fees of $5.0 million, none of which were waived.

For the three months ended March 31, 2025, the Company incurred management fees of $3.8 million, none of which were waived.
Income Based and Capital Gains Incentive Fees

For the three months ended March 31, 2026, the Company incurred an income incentive fee of $5.0 million, none of which was waived. For the three months ended March 31, 2026, the Company incurred no capital gains incentive fee.

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
Total other expenses were approximately $3.7 million and $2.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Total other expenses were primarily comprised of approximately $0.6 million and $0.5 million of professional fees (including legal, audit, and tax), approximately $2.2 million and $0.8 million of other general and administrative expenses (including insurance, research, and other allocated costs), approximately $0.8 million and $0.5 million of administrative service expenses, and approximately $0.0 million and $0.2 million of amortization of deferred offering costs for the three months ended March 31, 2026 and March 31, 2025, respectively.
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
The following table presents a summary of expense support and the related recoupment of expense support for the three months ended March 31, 2026 and March 31, 2025.

For the Three Months Ended	Expense Support from the Advisor	Payable to Advisor	Recoupment of Expense Support	Unreimbursed Expense Support
March 31, 2026	$—	$—	$—	$—
March 31, 2025	$—	$1,020	$1,020	$688
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
For the three months ended March 31, 2026 and March 31, 2025, we did not incur U.S. federal excise tax.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Non-controlled/non-affiliated investments	$501	$(2,497)
Foreign currency transactions	(57)	(317)
Foreign currency forward contracts	2,804	(1,354)
Net realized gain (loss)	$3,248	$(4,168)

For the three months ended March 31, 2026, we had net realized gains of approximately $3.2 million, which were primarily due to net realized gains on foreign currency forward contracts of $2.8 million For the three months ended March 31, 2025, we had net realized losses of approximately $4.2 million, which were primarily due to net realized losses on non-controlled/non-affiliated investments of $2.5 million.
Net Change in Unrealized Appreciation (Depreciation)
Net change in unrealized appreciation (depreciation) was comprised of the following:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net change in unrealized appreciation (depreciation) on investments	$(42,851)	$(10,075)
Net change in unrealized appreciation (depreciation) on foreign currency translation	(125)	6
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	135	(89)
Net change in unrealized appreciation (depreciation)	$(42,841)	$(10,158)
For the three months ended March 31, 2026, we generated $42.8 million of net unrealized losses, which were primarily due to net unrealized losses on investments of $42.9 million driven by negative valuation adjustments. For the three months ended March 31, 2025, we generated $10.2 million of net unrealized losses, which were primarily due to net unrealized losses on investments of $10.1 million, driven by negative valuation adjustments.

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
As of March 31, 2026, we had approximately $124.0 million in cash, cash equivalents, and restricted cash. During the three months ended March 31, 2026, we used approximately $107.1 million in cash for operating activities, primarily due to investment purchases of $221.0 million, partially offset by sales and principal repayments of $94.5 million, and a net decrease in assets resulting from operations of $(3.5) million. Cash provided by financing activities was approximately $90.3 million during the three months ended March 31, 2026, which was primarily the result of $101.8 million from the issuance of common shares and $55.0 million of debt borrowings, partially offset by repayments of debt of $20.0 million and distributions paid in cash of $41.2 million.
As of March 31, 2025, we had approximately $61.8 million in cash, cash equivalents and restricted cash. During the three months ended March 31, 2025, we used approximately $52.1 million in cash for operating activities, primarily due to investment purchases of $184.5 million, partially offset by sales and principal repayments of $59.7 million, and a net increase in assets resulting from operations of $14.2 million. Cash provided by financing activities was approximately $51.8 million during the three months ended March 31, 2025, which was primarily the result of $64.7 million from the issuance of common shares and $60.0 million of debt borrowings, partially offset by net repayments of debt of $50.0 million and distributions in cash of $21.6 million.

Borrowings

As of March 31, 2026, we had an aggregate amount of $1,468.9 million of debt outstanding and our asset coverage ratio was 211.4%. As of December 31, 2025, we had an aggregate amount of $1,441.9 million of debt outstanding and our asset coverage ratio was 210.0%.
The following tables present the Company’s outstanding borrowings as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$1,030,000	$756,146	$756,146	$756,146
BNP Credit Facility (1)(2)	500,000	316,500	316,500	316,500
2024A Senior Notes (3)(4)	300,000	300,000	300,264	302,450
CIBC Credit Facility (1)(2)	250,000	96,000	96,000	96,000
Total Debt	$2,080,000	$1,468,646	$1,468,910	$1,471,096

	As of December 31, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$1,030,000	$776,146	$776,146	$776,146
BNP Credit Facility (1)(2)	500,000	261,500	261,500	261,500
2024A Senior Notes (3)(4)	300,000	300,000	308,210	310,576
CIBC Credit Facility (1)(2)	250,000	96,000	96,000	96,000
Total Debt	$2,080,000	$1,433,646	$1,441,856	$1,444,222

(1)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.
(2)Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(3)Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs. As of March 31, 2026, carrying value is also inclusive of an incremental $2.5 million adjustment in the carrying value of the 2024A Senior Notes resulting from a hedge accounting relationship.
(4)The fair value of these debt obligations would be categorized as Level 3 under ASC 820-10.

We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Equity

The following table summarizes capital activity for the three months ended March 31, 2026:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	59,072,291	$591	$1,615,011	$(9,855)	$(5,793)	$(11,708)	$1,588,246
Common shares issued	3,445,862	35	91,785	—	—	—	91,820
Distribution reinvestment	339,142	3	9,027	—	—	—	9,030
Repurchase of common shares	(194,608)	(2)	(5,230)	—	—	—	(5,232)
Net investment income (loss)	—	—	—	36,113	—	—	36,113
Net realized gain (loss)	—	—	—	—	3,248	—	3,248
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(42,851)	(42,851)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	10	10
Distributions declared	—	—	—	(41,982)	—	—	(41,982)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	62,662,687	$627	$1,710,593	$(15,724)	$(2,545)	$(54,549)	$1,638,402

The following table summarizes capital activity for the three months ended March 31, 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	43,472,573	$435	$1,197,185	$(85)	$413	$2,681	$1,200,629
Common shares issued	2,356,405	24	64,689	—	—		64,713
Distribution reinvestment	147,779	1	4,065	—	—	—	4,066
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	28,549	—	—	28,549
Net realized gain (loss)	—	—	—	—	(4,168)	—	(4,168)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(10,075)	(10,075)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(83)	(83)
Distributions declared	—	—	—	(30,818)	—	—	(30,818)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	45,976,757	$460	$1,265,939	$(2,354)	$(3,755)	$(7,477)	$1,252,813

As of March 31, 2026, we had 50,432,911 Class I shares, 5,009,853 Class S shares and 7,219,923 Class D shares issued and outstanding with a par value of $0.01 per share.

As of March 31, 2025, we had 43,228,970 Class I shares, 2,509,425 Class S shares and 238,362 Class D shares issued and outstanding with a par value of $0.01 per share.

The following table summarizes transactions in common shares during the three months ended March 31, 2026:

	Shares	Amount
Class I:
Proceeds from shares sold	1,989,555	$53,076
Repurchase of shares	(127,815)	(3,436)
Distribution reinvestment	176,337	4,695
Net increase (decrease)	2,038,077	54,335
Class S:
Proceeds from shares sold	386,417	10,283
Repurchase of shares	(66,793)	(1,796)
Distribution reinvestment	65,625	1,748
Net increase (decrease)	385,249	10,235
Class D:
Proceeds from shares sold	1,069,890	28,461
Repurchase of shares	—	—
Distribution reinvestment	97,180	2,587
Net increase (decrease)	1,167,070	31,048
Total increase (decrease)	3,590,396	$95,618
The following table summarizes transactions in common shares during the three months ended March 31, 2025:

	Shares	Amount
Class I:
Proceeds from shares sold	1,289,722	$35,413
Repurchase of shares	—	—
Distribution reinvestment	119,435	3,286
Net increase (decrease)	1,409,157	38,699
Class S:
Proceeds from shares sold	828,321	22,770
Repurchase of shares	—	—
Distribution reinvestment	28,344	780
Net increase (decrease)	856,665	23,550
Class D:
Proceeds from shares sold	238,362	6,530
Repurchase of shares	—	—
Distribution reinvestment	—	—
Net increase (decrease)	238,362	6,530
Total increase (decrease)	2,504,184	$68,779

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
The Company’s distributions are recorded on the record date. The following tables summarize distributions declared during the three months ended March 31, 2026:

			Class I
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 30, 2026	January 30, 2026	March 4, 2026	$0.20	$0.03	$—	$11,228
February 27, 2026	February 27, 2026	March 31, 2026	0.20	0.03	—	11,507
March 23, 2026	March 31, 2026	April 29, 2026	0.20	0.03	—	11,600
Total			$0.60	$0.09	$—	$34,335

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 30, 2026	January 30, 2026	March 4, 2026	$0.18	$0.03	$—	$987
February 27, 2026	February 27, 2026	March 31, 2026	0.18	0.03	—	1,023
March 23, 2026	March 31, 2026	April 29, 2026	0.18	0.03	—	1,064
Total			$0.54	$0.09	$—	$3,074

			Class D
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 30, 2026	January 30, 2026	March 4, 2026	$0.19	$0.03	$—	$1,438
February 27, 2026	February 27, 2026	March 31, 2026	$0.19	$0.03	$—	$1,513
March 23, 2026	March 31, 2026	April 29, 2026	$0.19	$0.03	$—	$1,622
Total			$0.57	$0.09	$—	$4,573
(1) Base distributions per share are net of distribution and/or shareholder servicing fees.
(2) There were zero capital gain distributions for the three months ended March 31, 2026.

The following table summarizes distributions declared during the three months ended March 31, 2025:

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
(3) Class D inception date is March 3, 2025.

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the three months ended March 31, 2026:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.63	$3,074	$0.66	$4,573	$0.69	$34,335
Net realized gain	—	—	—	—	—	—
Total	$0.63	$3,074	$0.66	$4,573	$0.69	$34,335

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
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we intend to limit the number of shares to be repurchased to no more than 5% of our outstanding common shares as of the last day of the immediately preceding quarter. In the event the number of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests can be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. We may choose to offer to repurchase fewer shares than described above, or none at all.
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
During the three months ended March 31, 2026, there were 194,608 shares validly tendered and repurchased. During the three months ended March 31, 2025, there were 11,878 shares validly tendered and repurchased.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	March 31, 2026	December 31, 2025
Unfunded delayed draw commitments	$298,766	$347,454
Unfunded revolving commitments	156,193	153,170
Total unfunded commitments	$454,959	$500,624

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2026, management was not aware of any pending or threatened litigation.
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

Recent Developments

Subscriptions

The Company received $15.3 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective April 1, 2026.

The Company received $8.2 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective May 1, 2026, excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On February 13, 2026, the Company offered to purchase up to 5% of its outstanding Common Shares as of December 31, 2025 at a price equal to the NAV per share as of March 31, 2026. The offer expired on March 16, 2026. A total of 987,826 Shares were validly tendered, and the Company paid a total of $25.8 million to the shareholders on May 1, 2026.

On May 4, 2026, the Company offered to purchase up to 5% of its outstanding Common Shares as of March 31, 2026 at a price equal to the NAV per share as of June 30, 2026. The offer expires on June 2, 2026.

Distribution Declarations

On April 24, 2026 the Company declared a total distribution of $0.20 per Class I share, $0.18 per Class S share and $0.19 per Class D share, all of which is payable on or about May 29, 2026 to shareholders of record as of April 30, 2026.

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
As of March 31, 2026, 96.9% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	As of March 31, 2026
Change in Interest Rates	Interest Income	Interest Expense (1)	Net Income
Up 300 basis points	$97,171	$(44,059)	$53,112
Up 200 basis points	$64,781	$(29,373)	$35,408
Up 100 basis points	$32,390	$(14,686)	$17,704
Down 100 basis points	$(32,390)	$14,686	$(17,704)
Down 200 basis points	$(64,781)	$29,373	$(35,408)
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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, management is not aware of any pending or threatened material litigation.
Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the three months ended March 31, 2026 to the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2025.

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

Shareholders may seek, and certain financial intermediaries may recommend to their clients that they seek, to repurchase some or all of our Shares that they hold. Economic or other external events may also result in a significant volume of repurchase requests in a given period or on a sustained basis across periods. Most of our assets consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. If we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time or held such assets to their maturity, and our results of operations and financial condition could be materially adversely affected.

Significant repurchase requests, whether for a single period or for a sustained period, by shareholders could adversely affect our ability to conduct our investment program, strain our capacity to source investment opportunities and/or deploy capital promptly on attractive terms and/or increase operational complexity and/or expenses. In addition, shareholders seeking liquidity may experience delays in fully liquidating their investments and will remain subject to NAV fluctuations during such periods. Additionally, the presence of large shareholders or platform concentrations may increase the likelihood of oversubscription in future repurchase offers, further constraining liquidity available to other shareholders.
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

During the three months ended March 31, 2026, there were 194,608 shares validly tendered and repurchased.

Item 3. Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
During the fiscal quarter ended March 31, 2026, none of the trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6.    Exhibits

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01561))
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 814-01561))
4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit (e) to the Company’s Registration Statement on Form N-2 (File No. 333-266378))
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit (d) to the Company’s Registration Statement on Form N-2 (File No. 333-266378))
10.2
Amended and Restated Investment Advisory Agreement dated as of March 20, 2024 by and between T. Rowe Price OHA Select Private Credit Fund and OHA Private Credit Advisors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01561))

10.3
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

10.12
Master Note Purchase Agreement, dated March 7, 2024, by and among T. Rowe Price OHA Select Private Credit Fund and the Purchasers party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 13, 2024 (File No. 814-01561))

10.13
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

10.14
Commitment Increase Agreement, dated as of October 10, 2024, by and among T. Rowe Price OHA Select Private Credit Fund, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the issuing banks and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2024 (File No. 814-01561))

10.15
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

10.16
First Amendment to Loan and Servicing Agreement dated as of June 4, 2025, by and among TRP OHA SPV Funding II, LLC, as borrower, Canadian Imperial Bank of Commerce, as administrative agent and as a lender, and TRP OHA Servicer II, LLC, as servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2025 (File No. 814-01561))

10.17
Commitment Increase Agreement, dated as of November 25, 2024, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2024 (File No. 814-01561))

10.18
Commitment Increase Agreement, dated as of February 28, 2025, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2025 (File No. 814-01561))

10.19
Amended and Restated Senior Secured Revolving Credit Agreement among T. Rowe Price OHA Select Private Credit Fund, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2025 (File No. 814-01561))

10.20
Commitment Increase Agreement, dated as of August 20, 2025, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2025 (File No. 814-01561))

10.21
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

T. ROWE PRICE OHA SELECT PRIVATE CREDIT FUND

Date: May 6, 2026	/s/ Eric Muller
Eric Muller
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2026	/s/ Amaka Dike
Amaka Dike
Chief Financial Officer (Principal Financial Officer)