Form 10-Q
period 2026-06-30
T. Rowe Price OHA Select Private Credit Fund
filed 2026-08-13
CIK 1901164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
There were 4,935,888, 6,745,857 and 50,107,023 of Class S, Class D, and Class I shares of the registrant’s common shares, respectively, outstanding as of August 13, 2026. Common shares outstanding exclude August 3, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

T. ROWE PRICE OHA SELECT PRIVATE CREDIT FUND

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about T. Rowe Price OHA Select Private Credit Fund (the “Company,” “we,” “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “will,” “would,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, risks associated with possible disruption in our operations or the economy generally, the impact of geopolitical conditions, including revolution, insurgency, terrorism or war, and future changes in laws or regulations and conditions in our operating areas.
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
Investors should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of	As of
	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $3,170,452 and $2,905,803 at June 30, 2026 and December 31, 2025, respectively)	$3,100,822	$2,893,559
Cash, cash equivalents and restricted cash	65,048	140,859
Subscription receivable	—	950
Interest receivable	23,960	21,267
Deferred financing costs	10,037	12,197
Receivable for investments sold	559	1,476
Derivative assets, at fair value (Note 5)	7,619	10,981
Other assets	1,118	$—
Total assets	$3,209,163	$3,081,289

LIABILITIES
Debt (net of unamortized debt issuance costs of $2,004 and $2,366, at June 30, 2026 and December 31, 2025, respectively)	$1,522,471	$1,441,856
Payable for investments purchased	248	3,259
Interest and debt fee payable	8,329	9,417
Distribution payable	12,516	13,465
Management fee payable	5,100	4,753
Income incentive fee payable	5,657	5,391
Distribution and/or shareholder servicing fees payable	132	124
Accrued expenses and other liabilities	6,035	4,038
Derivative liability, at fair value (Note 5)	1,118	—
Due to counterparty	5,710	10,740
Total liabilities	$1,567,316	$1,493,043

Commitments and contingencies (Note 9)

NET ASSETS
Common shares, $0.01 par value (63,250,367 and 59,072,291 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	$633	$591
Additional paid in capital	1,725,884	1,615,011
Distributable earnings (loss)	(84,670)	(27,356)
Total net assets	$1,641,847	$1,588,246
Total liabilities and net assets	$3,209,163	$3,081,289

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of	As of
	June 30, 2026	December 31, 2025
NET ASSET VALUE PER SHARE	(Unaudited)
Class I Shares:
Net assets	$1,309,339	$1,301,167
Common shares outstanding ($0.01 par value, unlimited shares authorized)	50,440,868	48,394,834
Net asset value per share	$25.96	$26.89
Class S Shares:
Net assets	$129,258	$124,339
Common shares outstanding ($0.01 par value, unlimited shares authorized)	4,979,525	4,624,605
Net asset value per share	$25.96	$26.89
Class D Shares:
Net assets	$203,250	$162,740
Common shares outstanding ($0.01 par value, unlimited shares authorized)	7,829,974	6,052,852
Net asset value per share	$25.96	$26.89

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Operations
(in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income from non-controlled / non-affiliated investments:
Interest and dividend income	$70,453	$60,964	$137,614	$115,071
PIK income	4,670	2,840	9,473	5,058
Other income	2,302	2,985	3,800	4,248
Total investment income	77,425	66,789	150,887	124,377

Expenses:
Interest and debt fee expense	$24,394	$19,960	$47,588	$37,926
Management fees	5,100	4,105	10,110	7,888
Income incentive fee	5,657	5,048	10,682	9,192
Distribution and shareholder servicing fees
Class S	268	179	538	305
Class D	126	28	240	30
Professional fees	666	642	1,265	1,106
Board of Trustees fees	98	98	195	195
Administrative service expenses	773	532	1,564	1,045
Other general & administrative expenses	2,428	872	4,677	1,637
Amortization of deferred offering costs	—	61	—	220
Total expenses before fee waivers and expense support	39,510	31,525	76,859	59,544
Expense support	(424)	—	(424)	—
Recoupment of expense support	—	556	—	1,576
Management fees waiver	—	—	—	—
Income incentive fee waiver	—	—	—	—
Total expenses net of fee waivers and expense support	39,086	32,081	76,435	61,120
Net investment income	38,339	34,708	74,452	63,257

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	25	801	526	(1,696)
Foreign currency transactions	(1,103)	1,997	(1,160)	1,680
Foreign currency forward contracts	1,357	(7,101)	4,161	(8,455)
Net realized gain (loss)	279	(4,303)	3,527	(8,471)

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(14,535)	(5,247)	(57,386)	(15,322)
Foreign currency translation	(22)	161	(147)	167
Foreign currency forward contracts	1,351	(2,313)	1,486	(2,402)
Net change in unrealized appreciation (depreciation)	(13,206)	(7,399)	(56,047)	(17,557)
Net realized and unrealized gain (loss)	(12,927)	(11,702)	(52,520)	(26,028)
Net increase (decrease) in net assets resulting from operations	$25,412	$23,006	$21,932	$37,229

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operations:
Net investment income	$38,339	$34,708	$74,452	$63,257
Net realized gain (loss)	279	(4,303)	3,527	(8,471)
Net change in unrealized appreciation (depreciation)	(13,206)	(7,399)	(56,047)	(17,557)
Net increase (decrease) in net assets resulting from operations	25,412	23,006	21,932	37,229
Distributions to common shareholders:
Class I total	(30,138)	(36,900)	(64,473)	(66,281)
Class S total	(2,654)	(2,374)	(5,728)	(3,758)
Class D total	(4,472)	(1,457)	(9,045)	(1,510)
Net decrease in net assets resulting from distributions	(37,264)	(40,731)	(79,246)	(71,549)
Share transactions:
Class I:
Proceeds from shares sold	13,350	72,170	66,426	107,583
Repurchase of shares	(17,843)	(329)	(21,279)	(329)
Distribution reinvestment	4,677	3,378	9,372	6,664
Net increase (decrease) in net assets from share transactions	184	75,219	54,519	113,918
Class S:
Proceeds from shares sold	5,158	22,184	15,441	44,954
Repurchase of shares	(7,538)	—	(9,334)	—
Transfer of shares	(46)	—	(46)	—
Distribution reinvestment	1,617	1,048	3,365	1,828
Net increase (decrease) in net assets from share transactions	(809)	23,232	9,426	46,782
Class D:
Proceeds from shares sold	13,875	58,032	42,336	64,562
Repurchase of shares	(447)	—	(447)	—
Distribution reinvestment	2,494	419	5,081	419
Net increase (decrease) in net assets from share transactions	15,922	58,451	46,970	64,981
Total increase (decrease) in net assets	3,445	139,177	53,601	191,361
Net assets, beginning of period	1,638,402	1,252,813	1,588,246	1,200,629
Net assets, end of period	$1,641,847	$1,391,990	$1,641,847	$1,391,990

See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$21,932	$37,229
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	57,386	15,322
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(1,486)	2,402
Net unrealized (appreciation) depreciation on foreign currency	147	(167)
Net realized (gain) loss on investments	(526)	1,696
Net realized (gain) loss on foreign currency	1,160	(1,680)
Net realized (gain) loss on foreign currency forward contracts	(4,161)	8,455
Payment-in-kind interest	(8,919)	(7,084)
Net accretion of discount and amortization of premium	(4,695)	(6,027)
Amortization of deferred financing costs and debt issuance costs	2,522	1,686
Amortization of deferred offering costs	—	220
Purchases of investments	(397,021)	(682,156)
Proceeds from sale of investments and principal repayments	146,512	276,443
Net proceeds from settlement of foreign currency forward contracts	4,161	(8,455)
Changes in operating assets and liabilities:
Interest receivable	(2,694)	7,796
Due to counterparty	(5,030)	10,110
Management fee payable	347	610
Incentive fee payable	266	570
Distribution and/or shareholder servicing fees payable	8	44
Receivable for investments sold	917	(11,279)
Payable for investments purchased	(3,011)	21,091
Interest and debt fee payable	(1,088)	(12,982)
Accrued expenses and other liabilities	1,997	577
Net cash provided by (used in) operating activities	(191,276)	(345,579)

Cash flows from financing activities:
Borrowings of debt	165,000	335,500
Repayments of debt	(79,900)	(135,000)
Payments of financing costs	—	(3,328)
Proceeds from issuance of common shares net of change in subscription receivable	142,925	226,010
Repurchase of shares	(31,060)	(329)
Distributions paid in cash	(80,193)	(67,826)
Proceeds (payments) from foreign currency settlements	(1,160)	1,680
Net cash provided by (used in) financing activities	115,612	356,707
Net increase (decrease) in cash, cash equivalents and restricted cash	(75,664)	11,128
Effect of foreign currency exchange rates	(147)	167
Cash, cash equivalents and restricted cash, beginning of period	140,859	62,157
Cash, cash equivalents and restricted cash, end of period	$65,048	$73,452

Supplemental information and non-cash activities:
Interest paid during the period	$44,235	$41,964
Cash paid for excise taxes during the period	$—	$125
Distributions declared and payable	$12,516	$18,036
Distributions reinvested during the period	$17,818	$8,911
See accompanying notes to consolidated financial statements.

T. Rowe Price OHA Select Private Credit Fund
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC	(4) (5) (7)	S +	4.75%		8.48%	9/30/2030	$5,698	$5,677	$5,699	0.35%
Evergreen IX Borrower 2023 LLC	(4) (5) (7)	S +	4.75%		8.48%	9/30/2030	7,745	7,660	7,745	0.47
Evergreen IX Borrower 2023 LLC	(4) (5) (6)	S +	4.75%		8.48%	10/1/2029	877	(7)	—	—
Farsound Aviation Limited	(4) (5) (9)	S +	5.25%		8.86%	12/3/2031	17,076	16,937	16,969	1.03
Farsound Aviation Limited	(4) (5) (6) (9)	S +	5.25%		8.86%	12/3/2031	3,105	—	(19)	—
Mantech International CP	(4) (5) (7)	S +	4.50%		8.16%	9/14/2029	26,165	25,858	26,165	1.60
Mantech International CP	(4) (5)	S +	4.50%		8.16%	9/14/2029	384	374	384	0.02
Mantech International CP	(4) (5) (6)	S +	4.50%		8.16%	9/14/2028	3,238	(28)	—	—
STS Aviation Group	(4) (5) (6)	S +	5.00%		8.64%	10/8/2031	1,100	—	(8)	—
STS Aviation Group	(4) (5)	S +	5.00%		8.64%	10/8/2031	3,910	3,895	3,881	0.24
STS Aviation Group	(4) (5) (6)	S +	5.00%		8.64%	10/8/2030	440	345	343	0.02
								60,711	61,159	3.73
Automobile
FleetPride, Inc.	(4) (5) (7)	S +	5.75%		9.42%	10/28/2031	46,447	46,129	46,098	2.81
Mammoth Holdings, LLC	(4) (5) (6)	P +	5.00%		11.75%	11/15/2029	3,636	92	—	—
Mammoth Holdings, LLC	(4) (5) (7)	S +	6.00%		9.73%	11/15/2030	28,364	28,165	27,513	1.67
Mammoth Holdings, LLC	(4) (5)	S +	6.00%		9.68%	11/15/2030	7,129	7,080	6,915	0.42
NCWS Intermediate, Inc.	(4) (5)	S +	7.50%	(2.25% PIK)	11.16%	12/31/2029	481	481	447	0.03
NCWS Intermediate, Inc.	(4) (5)	S +	7.50%	(2.25% PIK)	11.16%	12/31/2029	61,358	60,962	56,909	3.47
NCWS Intermediate, Inc.	(4) (5) (6)	S +	5.25%	(2.25% PIK)	8.91%	12/31/2029	6,972	2,410	1,949	0.12
Quality Collision Group, LLC	(4) (5)	S +	5.50%		9.14%	3/30/2033	15,000	14,891	14,887	0.91
Quality Collision Group, LLC	(4) (5) (6)	S +	5.50%		9.14%	3/30/2033	3,750	—	(28)	—
Quality Collision Group, LLC	(4) (5) (6)	S +	5.50%		9.14%	3/30/2033	1,250	(9)	(9)	—
Wheels Bidco, Inc.	(4) (5) (7)	S +	5.25%		8.91%	11/3/2031	50,000	49,591	50,000	3.04
								209,792	204,681	12.47
Banking
Higginbotham Insurance Agency, Inc.	(4) (5) (8)	S +	4.50%		8.14%	6/11/2031	10,365	10,365	10,365	0.63
Higginbotham Insurance Agency, Inc.	(4) (5) (6) (8)	S +	4.50%		8.14%	6/11/2031	839	287	289	0.02
Higginbotham Insurance Agency, Inc.	(4) (5) (8)	S +	4.50%		8.14%	6/11/2031	1,314	1,307	1,313	0.08
								11,959	11,967	0.73

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Buildings and Real Estate
Associations, Inc.	(4) (5) (6)	S +	6.50%		10.42%	7/3/2028	775	—	—	—
Associations, Inc.	(4) (5) (6) (8)	S +	6.50%		10.42%	7/3/2028	960	505	506	0.03
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	946	945	946	0.06
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	2,478	2,474	2,478	0.15
Associations, Inc.	(4) (5) (7) (8)	S +	6.50%		10.42%	7/3/2028	12,256	12,253	12,256	0.75
Service Logic (Saber)	(4) (5) (6)	S +	4.75%	(2.25% PIK)	8.38%	12/16/2032	4,530	828	819	0.05
Service Logic (Saber)	(4) (5)	S +	4.75%	(2.25% PIK)	8.42%	12/16/2032	16,597	16,559	16,555	1.01
Service Logic (Saber)	(4) (5) (6)	P +	3.50%	(2.25% PIK)	10.25%	12/16/2032	2,263	1,041	1,046	0.06
								34,605	34,606	2.11
Capital Equipment
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.11%	8/29/2031	5,726	1,284	1,274	0.08
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.14%	8/29/2031	3,579	(13)	(9)	—
AI Titan Parent Inc.	(4) (5)	S +	4.50%		8.14%	8/29/2031	28,632	28,520	28,560	1.74
Infinite Bidco LLC	(4)	S +	3.75%		7.68%	3/2/2028	5,920	5,569	5,893	0.36
Infinite Bidco LLC	(4)	S +	6.25%		9.89%	3/2/2028	11,207	11,087	11,263	0.68
Ohio Transmission Corporation	(4) (5) (6)	S +	5.75%		9.48%	12/19/2029	1,356	807	814	0.05
Ohio Transmission Corporation	(4) (5) (6)	S +	5.75%		9.48%	12/19/2030	712	(5)	—	—
Ohio Transmission Corporation	(4) (5) (7)	S +	5.75%		9.48%	12/19/2030	11,351	11,265	11,351	0.69
Pike Corp	(4) (5)	S +	4.25%		7.89%	12/20/2032	25,471	25,411	25,408	1.55
Pike Corp	(4) (5) (6)	S +	4.25%		7.89%	12/20/2032	3,692	(8)	(9)	—
Pike Corp	(4) (5) (6)	S +	4.25%		7.89%	12/20/2032	5,537	(13)	(14)	—
Truck-Lite Co., LLC	(4) (5)	S +	4.75%		8.43%	2/13/2032	893	886	888	0.05
Truck-Lite Co., LLC	(4) (5)	S +	4.75%		8.41%	2/13/2032	41,443	41,128	41,235	2.51
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%		8.41%	2/13/2031	4,284	(27)	(21)	—
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%		8.41%	2/13/2032	5,304	(11)	(27)	—
Truck-Lite Co., LLC	(4) (5)	S +	4.75%		8.41%	2/13/2032	1,100	1,095	1,094	0.07
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%		8.42%	2/13/2032	10,654	4,155	4,152	0.25
								131,130	131,852	8.03
Cargo Transport
LaserShip, Inc.	(4)	S +	6.25%		9.98%	1/2/2029	5,737	5,499	5,643	0.35
LaserShip, Inc.	(4)	S +	4.50%		8.49%	8/10/2029	8,443	6,783	4,964	0.30
LaserShip, Inc.	(4)	S +	7.00%		10.73%	1/2/2029	30,315	27,837	17,785	1.08

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
								40,119	28,392	1.73
Chemicals, Plastics and Rubber
ASP Unifrax Holdings, Inc.	(4) (5) (11)	S +	7.75%	(4.75% PIK)	11.75%	9/28/2029	30,769	29,394	16,000	0.98
BCPE HIPH Parent, Inc.	(4) (5)	S +	5.75%		9.39%	10/7/2030	1,983	1,951	1,983	0.12
BCPE HIPH Parent, Inc.	(4) (5) (7)	S +	5.75%		9.39%	10/7/2030	6,146	6,083	6,146	0.37
Meridian Adhesives Group, Inc.	(4) (5) (7)	S +	5.75%		9.48%	9/3/2029	9,636	9,464	9,636	0.59
Meridian Adhesives Group, Inc.	(4) (5)	S +	5.75%		9.48%	9/3/2029	1,614	1,585	1,614	0.10
Peaches Acquisition Corporation	(4) (5)	S +	8.50%	(1.00% PIK)	12.14%	8/1/2028	9,598	9,551	8,374	0.51
Vantage Specialty Chemicals	(4) (5)	S +	6.75%	(2.75% PIK)	10.48%	8/29/2029	18,189	17,824	17,280	1.05
Vantage Specialty Chemicals	(4) (5) (6)	S +	6.25%		9.89%	3/1/2029	1,552	397	349	0.02
								76,249	61,382	3.74
Construction & Building
FloWorks International	(4) (5) (7) (8)	S +	4.75%		8.41%	11/26/2031	14,922	14,861	14,848	0.90
FloWorks International	(4) (5) (7)	S +	4.75%		8.41%	11/26/2031	1,884	1,873	1,875	0.11
NEFCO Construction Supply (NFO)	(4) (5) (7)	S +	4.50%		8.24%	1/13/2033	9,624	9,601	9,600	0.58
NEFCO Construction Supply (NFO)	(4) (5) (6)	P +	3.50%		10.25%	1/13/2033	1,375	753	753	0.05
NEFCO Construction Supply (NFO)	(4) (5) (6)	S +	4.50%		8.24%	1/13/2033	2,062	—	(5)	—
NRO Holdings III Corp.	(4) (5)	S +	5.25%		8.94%	7/15/2031	27,269	27,056	27,132	1.65
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		8.87%	7/15/2031	8,640	6,188	6,191	0.38
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		8.93%	7/15/2030	4,379	3,598	3,606	0.22
Orion Advisor Solutions, Inc.	(4) (5) (6)	S +	4.50%		8.18%	11/26/2032	7,302	3,784	3,770	0.23
Orion Advisor Solutions, Inc.	(4) (5)	S +	4.50%		8.24%	11/26/2032	22,198	22,120	22,115	1.35
RFI Buyer, Inc.	(4) (5)	S +	4.50%		8.27%	8/5/2030	8,194	8,159	8,153	0.50
RFI Buyer, Inc.	(4) (5) (6)	S +	4.50%		8.25%	8/5/2030	11,754	4,367	4,308	0.26
								102,360	102,346	6.23
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	10.83%	6/23/2028	4,494	4,462	4,022	0.25
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	10.83%	6/23/2028	7,974	7,935	7,137	0.43
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	7.00%	(3.25% PIK)	10.83%	6/23/2028	17,249	17,075	15,438	0.94
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	7.00%	(3.25% PIK)	10.83%	6/23/2028	5,732	5,674	5,130	0.31
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		8.52%	3/20/2030	3,144	(22)	(16)	—
Poly-Wood, LLC	(4) (5) (7) (8)	S +	4.88%		8.52%	3/20/2030	1,481	1,475	1,474	0.09
Poly-Wood, LLC	(4) (5) (7) (8)	S +	4.88%		8.52%	3/20/2030	16,390	16,262	16,308	0.99
								52,861	49,493	3.01
Containers, Packaging and Glass
Ascend Buyer LLC	(4) (5) (7) (8)	S +	5.25%		8.98%	9/29/2028	177	176	177	0.01
Ascend Buyer LLC	(4) (5) (6)	S +	5.25%		8.98%	9/29/2028	358	49	50	—
PPC Flexible Packaging	(4) (5) (7) (8)	S +	5.25%		8.98%	9/29/2028	3,957	3,918	3,956	0.24

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
ThermoSafe	(4) (5) (6)	S +	4.50%		8.16%	11/3/2032		5,700	—	(29)	—
ThermoSafe	(4) (5) (7)	S +	4.50%		8.16%	11/3/2032		9,476	9,433	9,429	0.58
ThermoSafe	(4) (5) (6)	S +	4.50%		8.18%	11/3/2032		1,900	561	561	0.03
									14,137	14,144	0.86
Ecological
Rock Star Mergersub, LLC	(4) (5)	S +	5.25%	(2.88% PIK)	8.98%	12/15/2031		15,794	15,730	15,754	0.96
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		8.42%	12/15/2031		2,102	245	254	0.02
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		8.39%	12/15/2031		4,945	3,533	3,529	0.21
									19,508	19,537	1.19
Finance
Arax MidCo, LLC	(4) (5) (8)	S +	5.25%		8.98%	3/24/2032		9,724	9,703	9,700	0.59
Arax MidCo, LLC	(4) (5) (6)	S +	5.25%		8.98%	3/24/2032		4,449	(2)	(11)	—
Arax MidCo, LLC	(4) (5) (6)	S +	5.25%		8.98%	3/24/2032		802	(2)	(2)	—
Beacon Pointe Advisors, LLC	(4) (5) (7) (8)	S +	4.50%		8.14%	12/29/2028		9,903	9,872	9,903	0.60
Beacon Pointe Advisors, LLC	(4) (5) (7)	S +	4.50%		8.14%	12/29/2028		9,951	9,834	9,951	0.61
Beacon Pointe Advisors, LLC	(4) (5) (7)	S +	4.50%		8.14%	12/29/2028		3,903	3,858	3,903	0.24
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.50%		8.14%	12/29/2027		1,075	(8)	—	—
Beacon Pointe Advisors, LLC	(4) (5) (7)	S +	4.50%		8.14%	12/29/2028		1,114	1,107	1,114	0.07
Cerity Partners Equity Holding LLC	(4) (5) (6)	S +	4.50%		8.15%	7/28/2031		6,055	—	(15)	—
Cerity Partners Equity Holding LLC	(4) (5) (6)	S +	4.50%		8.15%	7/28/2031		545	260	260	0.02
Shelby Automotive Holdings Corp.	(4) (5) (7) (8)	S +	5.25%		8.89%	6/29/2028		14,900	14,784	14,825	0.90
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	5.25%		8.89%	6/29/2027		1,564	(7)	(8)	—
Spectrum Automotive Holdings, Corp.	(4) (5) (7) (8)	S +	5.25%		8.89%	6/29/2028		40,474	40,168	40,272	2.45
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%		8.89%	6/29/2028		11,286	11,193	11,229	0.68
									100,760	101,121	6.16
Healthcare, Education and Childcare
123Dentist Inc.	(4) (5) (8) (9)	C +	5.00%		7.28%	8/10/2029	CAD	5,923	4,315	4,175	0.25
123Dentist Inc.	(4) (5) (8) (9)	C +	5.00%		7.28%	8/9/2029	CAD	942	680	664	0.04
123Dentist Inc.	(4) (5) (6) (8) (9)	C +	4.75%		7.03%	8/10/2029	CAD	7,485	2,293	2,233	0.14
AmeriVet Partners Management, Inc.	(4) (5) (7) (8)	S +	5.50%		9.60%	2/25/2028		9,161	9,161	8,680	0.53
Blue River PetCare	(4) (5)	S +	5.00%		8.64%	8/1/2029		3,391	3,391	3,391	0.21
Blue River PetCare	(4) (5)	S +	5.00%		8.64%	8/1/2029		1,679	1,679	1,679	0.10
Blue River PetCare	(4) (5) (6)	S +	5.00%		8.64%	8/1/2029		12,954	(29)	—	—
Blue River PetCare	(4) (5) (6)	S +	5.00%		8.64%	8/1/2029		2,355	(11)	—	—
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.23%	12/17/2029		9,022	8,976	9,022	0.55
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.23%	12/17/2029		12,718	12,620	12,718	0.77
CNSI Holdings, LLC	(4) (5) (6)	S +	5.50%		9.23%	12/17/2029		2,999	(17)	—	—

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.23%	12/17/2029		12,009	11,881	12,009	0.73
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		8.64%	8/7/2031		13,472	(28)	(135)	(0.01)
Coding Solutions Acquisition Inc.	(4) (5) (7)	S +	5.00%		8.64%	8/7/2031		10,225	10,138	10,123	0.62
Coding Solutions Acquisition Inc.	(4) (5) (7)	S +	5.00%		8.64%	8/7/2031		11,397	11,313	11,283	0.69
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		8.64%	8/7/2031		442	(5)	(4)	—
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		8.64%	8/7/2031		992	(7)	(10)	—
Color Intermediate, LLC	(4) (5) (7) (8)	S +	4.75%		8.58%	10/4/2029		5,783	5,666	5,783	0.35
Cotiviti	(4)			(7.63% PIK)	7.63%	5/1/2031		8,000	7,877	7,495	0.46
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%		8.44%	5/28/2031		4,186	294	290	0.02
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%		8.39%	5/28/2031		3,582	1,185	1,172	0.07
Crown Health Care Laundry Services, LLC	(4) (5)	S +	4.75%		8.39%	5/28/2031		21,905	21,811	21,795	1.33
Gateway US Holdings, Inc.	(4) (5) (7)	S +	4.75%		8.48%	9/22/2028		7,918	7,911	7,879	0.48
Gateway US Holdings, Inc.	(4) (5) (6)	S +	4.75%		8.48%	9/22/2028		325	—	(2)	—
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		8.48%	9/22/2028		413	413	411	0.02
Gateway US Holdings, Inc.	(4) (5) (7)	S +	4.75%		8.48%	9/22/2028		1,819	1,818	1,810	0.11
Medvet Associates LLC	(4) (5) (7)	S +	4.50%		8.14%	6/25/2031		56,000	55,785	56,000	3.41
Modernizing Medicine Inc.	(4) (5)	S +	4.75%	(2.25% PIK)	8.48%	4/30/2032		12,793	12,740	12,793	0.78
Modernizing Medicine Inc.	(4) (5) (6)	S +	4.75%	(2.25% PIK)	8.48%	4/30/2032		1,166	(5)	—	—
Mountain Parent, Inc.	(4) (5)	S +	4.75%		8.48%	6/27/2031		27,822	27,715	27,683	1.69
Mountain Parent, Inc.	(4) (5) (6)	S +	4.75%		8.48%	6/27/2031		3,082	(11)	(15)	—
Mountain Parent, Inc.	(4) (5)	S +	4.75%		8.42%	6/27/2031		2,882	2,877	2,868	0.17
National Resilience LLC	(4) (5)	S +	8.25%		11.98%	11/21/2030		21,697	20,910	20,829	1.27
National Resilience LLC	(4) (5) (6)	S +	8.25%		11.98%	11/21/2030		12,398	(437)	(496)	(0.03)
National Resilience LLC	(4) (5) (6)	S +	8.25%		11.98%	11/21/2030		8,266	1,634	1,634	0.10
National Resilience LLC	(4) (5)			(8.00% PIK)	8.00%	11/21/2030		7,639	7,796	7,639	0.46
Next Holdco, LLC	(4) (5) (7)	S +	5.25%		8.89%	11/12/2030		11,707	11,625	11,649	0.71
Next Holdco, LLC	(4) (5) (6)	S +	5.25%		8.89%	11/9/2029		1,153	(8)	(6)	—
Next Holdco, LLC	(4) (5)	S +	5.25%		8.89%	11/12/2030		2,955	2,942	2,940	0.18
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	5.00%		8.66%	10/15/2032		3,850	(43)	(48)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	5.00%		8.66%	10/15/2032		1,521	—	(19)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	5.00%		8.66%	10/15/2032		1,559	(7)	(19)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	5.00%		8.66%	10/15/2032		838	687	679	0.04
Packaging Coordinators Midco, Inc.	(4) (5) (7)	S +	5.00%		8.66%	10/15/2032		36,516	36,065	36,059	2.20
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	5.00%		8.66%	10/15/2032		5,836	(59)	(73)	(0.01)
Packaging Coordinators Midco, Inc.	(4) (5) (8)	SN +	5.00%		8.73%	10/15/2032	GBP	2,507	3,287	3,285	0.20
PetVet Care Centers, LLC	(4) (5)	S +	6.00%		9.64%	11/15/2030		24,353	24,183	21,674	1.32
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		9.64%	11/15/2029		3,258	962	619	0.04
PPV Intermediate Holdings LLC	(4) (5) (6)	S +	5.25%		8.92%	8/31/2029		9,951	3,861	3,595	0.22

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
PPV Intermediate Holdings LLC	(4) (5) (7)	S +	5.75%		9.42%	8/31/2029		40,230	39,870	39,627	2.41
PPV Intermediate Holdings LLC	(4) (5) (6)	S +	5.75%		9.39%	8/31/2029		2,732	934	915	0.06
PPV Intermediate Holdings LLC	(4) (5)	S +	6.00%		9.67%	8/31/2029		3,171	3,170	3,139	0.19
Surmodics, Inc.	(4) (5) (7)	S +	5.00%		8.67%	11/19/2032		11,064	10,988	10,982	0.67
Surmodics, Inc.	(4) (5) (6)	S +	5.00%		8.67%	11/19/2032		2,371	—	(18)	—
Surmodics, Inc.	(4) (5) (6)	S +	5.00%		8.67%	11/19/2031		1,264	(8)	(9)	—
Tyber Medical LLC	(4) (5)	E +	5.00%		7.44%	6/12/2031	EUR	632	726	719	0.04
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.64%	6/14/2032		3,683	—	(18)	—
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.64%	6/12/2031		1,719	1,491	1,489	0.09
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.64%	6/12/2031		2	—	—	—
Tyber Medical LLC	(4) (5)	S +	5.00%		8.64%	6/14/2032		12,949	12,892	12,885	0.78
Tyber Medical LLC	(4) (5)	E +	5.00%		7.30%	6/14/2032	EUR	2,590	2,987	2,946	0.18
									408,874	404,388	24.63
Healthcare & Pharmaceuticals
OBHG (OB Hospitalist Group)	(4) (5)	S +	5.50%		9.15%	1/31/2031		13,382	13,316	13,316	0.81
OBHG (OB Hospitalist Group)	(4) (5) (6)	S +	5.50%		9.15%	1/31/2031		1,584	198	198	0.01
Tecomet (TecoStar Holdings, Inc)	(5)	S +	6.75%	(10.39% PIK)	10.39%	5/12/2032		16,924	16,625	16,924	1.03
									30,139	30,438	1.85
High Tech
Auctane	(4) (5)	S +	5.75%		9.42%	6/1/2033		16,800	16,675	16,674	1.02
Banyan Software Holdings, LLC	(4) (5) (7)	S +	5.50%		9.14%	1/2/2031		15,027	14,967	15,027	0.91
Banyan Software Holdings, LLC	(4) (5) (6)	S +	5.50%		9.15%	1/2/2031		1,630	294	300	0.02
Banyan Software Holdings, LLC	(4) (5) (7)	S +	5.50%		9.14%	1/2/2031		8,061	8,029	8,061	0.49
Banyan Software Holdings, LLC	(4) (5) (7)	S +	5.50%		9.14%	1/2/2031		13,584	13,474	13,584	0.83
Banyan Software Holdings, LLC	(4) (5) (6)	S +	5.25%		8.89%	1/2/2031		11,284	3,955	3,914	0.24
Bottomline Technologies Inc.	(4) (5) (6)	S +	4.50%		8.23%	5/15/2028		973	(12)	—	—
Bottomline Technologies Inc.	(4) (5) (7)	S +	4.50%		8.23%	5/14/2029		13,303	13,098	13,303	0.81
CentralSquare Technologies, LLC	(4) (5) (6)	S +	5.75%		9.39%	4/12/2030		1,929	(15)	—	—
CentralSquare Technologies, LLC	(4) (5)	S +	5.75%		9.39%	4/12/2030		17,599	17,457	17,599	1.07
Chase Intermediate, LLC	(4) (5)	S +	4.75%		8.41%	10/30/2028		17,519	17,459	17,431	1.06
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		8.48%	10/30/2028		890	332	332	0.02
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		8.39%	10/30/2028		21,182	4,395	4,368	0.27
Community Brands ParentCo, LLC	(4) (5)	S +	5.25%		8.98%	7/1/2031		2,790	2,780	2,769	0.17
Community Brands ParentCo, LLC	(4) (5) (6)	S +	5.25%		8.98%	7/1/2031		1,579	136	136	0.01
Community Brands ParentCo, LLC	(4) (5) (7)	S +	5.25%		8.98%	7/1/2031		33,660	33,461	33,408	2.03
Diligent Corporation	(4) (5) (7)	S +	5.00%		8.67%	8/2/2030		38,948	38,739	38,656	2.35
Diligent Corporation	(4) (5) (7)	S +	8.42%	(12.09% PIK)	12.09%	8/2/2030		6,677	6,641	6,627	0.40
Diligent Corporation	(4) (5) (6)	S +	5.00%		8.67%	8/2/2030		2,565	1,000	994	0.06

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Drive Centric Holdings, LLC	(4) (5) (6)	S +	4.50%		8.20%	8/15/2031		4,118	(15)	—	—
Drive Centric Holdings, LLC	(4) (5)	S +	4.50%		8.20%	8/15/2031		30,884	30,762	30,883	1.88
Eagan Sub, Inc.	(4) (5)	S +	4.25%		7.90%	9/8/2032		31,790	31,718	31,710	1.93
Eagan Sub, Inc.	(4) (5) (6)	S +	4.25%		7.90%	9/8/2032		7,947	—	(20)	—
Eagan Sub, Inc.	(4) (5) (6)	S +	4.25%		7.90%	9/8/2032		4,239	(9)	(11)	—
Everbridge Holdings, LLC	(4) (5) (7)	S +	5.00%		8.68%	7/2/2031		15,546	15,515	15,546	0.95
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		8.68%	7/2/2031		3,922	1,520	1,523	0.09
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		8.68%	7/2/2031		1,578	(3)	—	—
Finastra USA, Inc.	(4)	S +	4.00%		7.75%	9/15/2032		21,031	20,432	19,443	1.18
Flexera Software, Inc.	(4) (5)	S +	4.50%		8.15%	8/16/2032		21,427	21,403	21,320	1.30
Flexera Software, Inc.	(4) (5)	E +	4.50%		6.71%	8/16/2032	EUR	6,467	7,565	7,356	0.45
Flexera Software, Inc.	(4) (5) (6)	S +	4.50%		8.15%	8/16/2032		1,644	(2)	(8)	—
Granicus, Inc.	(4) (5) (6)	P +	4.25%	(2.25% PIK)	11.00%	1/17/2031		702	54	56	—
Granicus, Inc.	(4) (5)	S +	5.75%	(2.25% PIK)	9.41%	1/17/2031		5,111	5,094	5,111	0.31
Granicus, Inc.	(4) (5)	S +	5.25%	(2.25% PIK)	9.16%	1/17/2031		14,900	14,900	14,900	0.91
Granicus, Inc.	(4) (5) (6)	S +	5.25%	(2.25% PIK)	9.16%	1/17/2031		2,123	—	—	—
Greenway Health, LLC	(4) (5) (7)	S +	6.75%		10.60%	4/1/2029		11,965	11,824	11,965	0.73
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%		9.24%	12/29/2028		1,547	1,524	1,528	0.09
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%		9.24%	12/29/2028		156	154	154	0.01
Ministry Brands Purchaser, LLC	(4) (5) (6)	P +	5.50%		11.25%	12/30/2027		155	(2)	(2)	—
Jeppesen	(4) (5)	S +	4.75%		8.41%	11/1/2032		27,960	27,863	27,611	1.68
Jeppesen	(4) (5) (6)	S +	4.75%		8.41%	11/1/2032		1,450	(5)	(18)	—
Majesco, LLC	(4) (5)	S +	4.50%		8.23%	1/7/2033		45,103	45,050	45,047	2.74
Majesco, LLC	(4) (5) (6)	S +	4.50%		8.23%	1/7/2033		3,922	(5)	(5)	—
Maverick Bidco, Inc. (Mitratech)	(4) (5)	S +	4.75%		8.42%	12/2/2031		34,587	34,507	34,501	2.10
Maverick Bidco, Inc. (Mitratech)	(4) (5) (6)	S +	4.75%		8.42%	12/2/2031		1,384	(6)	(3)	—
Maverick Bidco, Inc. (Mitratech)	(4) (5) (6)	S +	4.75%		8.42%	12/2/2031		1,729	—	(4)	—
Modena Buyer LLC	(4)	S +	4.25%		7.91%	7/1/2031		7,940	7,704	7,356	0.45
MRI Software LLC	(4) (5) (6)	S +	4.75%		8.48%	2/10/2028		2,669	662	647	0.04
MRI Software LLC	(4) (5)	S +	4.75%		8.48%	2/10/2028		2,905	2,905	2,884	0.18
MRI Software LLC	(4) (5) (7)	S +	4.75%		8.48%	2/10/2028		10,489	10,482	10,411	0.63
MRI Software LLC	(4) (5) (7)	S +	4.75%		8.48%	2/10/2028		33,762	33,734	33,509	2.04
PDI TA Holdings, Inc.	(4) (5) (7)	S +	6.00%	(2.50% PIK)	9.66%	2/3/2031		5,922	5,894	5,655	0.34
PDI TA Holdings, Inc.	(4) (5)	S +	5.50%	(2.50% PIK)	9.16%	2/3/2031		317	314	302	0.02
Polaris Newco LLC	(4)	S +	4.00%		7.93%	6/2/2028		5,761	5,521	5,022	0.31
Revalize, Inc.	(4) (5) (6)	S +	6.25%		10.13%	4/16/2029		306	128	111	0.01
Revalize, Inc.	(4) (5) (7)	S +	6.50%	(1.75% PIK)	10.38%	4/16/2029		2,051	2,037	1,923	0.12
Revalize, Inc.	(4) (5) (7)	S +	6.50%	(1.75% PIK)	10.38%	4/16/2029		455	451	426	0.03

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
SolarWinds Holdings, Inc.	(4)	S +	4.00%		7.67%	4/16/2032		9,925	9,751	8,337	0.51
									542,286	538,349	32.79
Insurance
Beyond Risk	(4) (5)	S +	4.75%		8.39%	3/11/2033		7,318	7,283	7,282	0.44
Beyond Risk	(4) (5) (6)	S +	4.75%		8.39%	3/11/2033		2,815	—	(14)	—
Beyond Risk	(4) (5) (6)	S +	4.75%		8.39%	3/11/2033		1,267	(6)	(6)	—
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%		8.67%	8/25/2028		65	—	—	—
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%		8.67%	8/25/2028		20	—	—	—
Integrity Marketing Acquisition, LLC	(4) (5)	S +	5.00%		8.67%	8/25/2028		11,671	11,630	11,671	0.71
Shelf Bidco Ltd.	(4) (5) (9)	S +	4.75%		8.43%	8/21/2031		57,981	57,746	57,981	3.53
THG Acquisition, LLC	(4) (5)	S +	4.75%		8.39%	10/31/2031		14,801	14,748	14,727	0.90
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		8.39%	10/31/2031		3,328	2,459	2,450	0.15
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		8.39%	10/31/2031		1,671	405	402	0.03
Trucordia Insurance Holdings LLC	(4)	S +	3.25%		6.98%	6/17/2032		2,022	2,018	1,810	0.11
									96,283	96,303	5.87
Media: Broadcasting & Subscription
Learfield Communications (Baby Bison) (A-L Parent) (London Buyer) (Private)	(4) (5) (6)	S +	5.00%		8.73%	6/24/2033		870	—	(4)	—
Learfield Communications (Baby Bison) (A-L Parent) (London Buyer) (Private)	(4) (5)	S +	5.00%		8.73%	6/24/2033		7,826	7,787	7,787	0.47
Learfield Communications (Baby Bison) (A-L Parent) (London Buyer) (Private)	(4) (5) (6)	S +	5.00%		8.73%	6/24/2033		1,304	(6)	(7)	—
									7,781	7,776	0.47
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V.	(4) (5) (9)	E +	4.75%		6.95%	5/29/2031	EUR	54,814	59,904	62,355	3.79
Circana Group, L.P.	(4) (5) (6)	S +	4.25%		7.89%	12/1/2028		6,055	(25)	—	—
Circana Group, L.P.	(4) (5) (7)	S +	4.25%		7.89%	12/3/2029		43,810	43,500	43,810	2.67
Iconic Purchaser Corporation	(4) (5) (7)	S +	6.50%	(6.50% PIK)	10.18%	11/16/2028		4,525	4,359	4,253	0.26
Iconic Purchaser Corporation	(4) (5) (7)	S +	6.50%	(6.50% PIK)	10.18%	11/16/2028		4,525	4,449	4,118	0.25
Iconic Purchaser Corporation	(4) (5) (6)	S +	6.50%	(6.50% PIK)	10.18%	11/16/2028		292	(4)	(23)	—
									112,183	114,513	6.97
Printing and Publishing
Recorded Books Inc.	(4) (5) (7)	S +	5.00%		8.66%	9/3/2030		5,822	5,779	5,822	0.36
Recorded Books Inc.	(4) (5) (6)	S +	5.00%		8.67%	9/3/2030		1,765	(15)	—	—
Recorded Books Inc.	(4) (5) (6)	S +	5.00%		8.67%	9/3/2030		735	(6)	—	—
Recorded Books Inc.	(4) (5) (6)	S +	5.00%		8.67%	8/31/2029		3,763	(26)	—	—
Recorded Books Inc.	(4) (5) (7)	S +	5.00%		8.67%	9/3/2030		18,762	18,557	18,762	1.14
									24,289	24,584	1.50
Retail Stores

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
D&D Buyer LLC	(4) (5)	S +	5.75%		9.58%	10/4/2029		30,337	30,087	30,337	1.85
D&D Buyer LLC	(4) (5) (6)	S +	5.75%		9.58%	10/4/2029		1,974	(1)	—	—
Follett Corporation	(4) (5)	S +	7.00%		10.74%	2/1/2028		10,151	10,142	9,999	0.61
New Look Vision Group, Inc.	(4) (5) (7) (8) (9)	C +	5.25%		7.56%	5/26/2028	CAD	8,125	5,897	5,727	0.35
New Look Vision Group, Inc.	(4) (5) (6) (9)	C +	5.25%		7.54%	5/26/2028	CAD	1,125	178	156	0.01
New Look Vision Group, Inc.	(4) (5) (8) (9)	C +	5.25%		7.56%	5/26/2028	CAD	541	397	381	0.02
New Look Vision Group, Inc.	(4) (5) (7) (9)	S +	5.25%		8.98%	5/26/2028		346	336	345	0.02
New Look Vision Group, Inc.	(4) (5) (7) (8) (9)	C +	5.25%		7.54%	5/26/2028	CAD	1,038	753	732	0.05
New Look Vision Group, Inc.	(4) (5) (9)	S +	5.25%		8.98%	5/26/2028		39	38	39	—
TC Signature Holdings, LLC	(4) (5)	S +	6.50%		10.43%	5/4/2028		890	878	890	0.06
TC Signature Holdings, LLC	(4) (5)			(17.50% PIK)	17.50%	5/4/2028		3,173	3,138	3,173	0.19
TC Signature Holdings, LLC	(4) (5) (6)	S +	6.50%		10.43%	5/4/2028		1,034	(3)	—	—
TC Signature Holdings, LLC	(4) (5)	S +	9.70%	(3.00% PIK)	13.43%	5/4/2028		16,243	16,184	8,934	0.54
									68,024	60,713	3.70
Services: Business
ARAMSCO, Inc.	(4)	S +	4.75%		8.48%	10/10/2030		1,884	1,763	1,073	0.06
Area Wide Protective (AWP Group)	(4) (5)	S +	5.91%	(3.28% PIK)	9.56%	12/22/2032		21,650	21,493	21,488	1.31
Area Wide Protective (AWP Group)	(4) (5) (6)	S +	5.25%	(3.28% PIK)	8.90%	12/22/2032		3,411	873	872	0.05
Baker Tilly Advisory Group, LP	(4) (5)	S +	4.25%		7.89%	6/3/2031		34,126	33,986	34,126	2.08
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.25%		7.89%	6/3/2030		6,786	(30)	—	—
Baker Tilly Advisory Group, LP	(4) (5) (7)	S +	4.75%		8.39%	6/3/2031		18,365	18,258	18,365	1.12
Brand Industrial Services, Inc.	(4) (10)				10.38%	8/1/2030		15,898	15,125	12,955	0.79
Cheval Blanc Holdings Company	(4) (5) (9)			(14.75% PIK)	14.75%	10/30/2030		11,705	11,442	11,354	0.69
Deerfield Dakota Holding LLC	(4) (5) (8)	S +	5.75%	(2.75% PIK)	9.48%	9/13/2032		39,985	39,808	39,585	2.41
Deerfield Dakota Holding LLC	(4) (5) (6)	S +	5.25%	(2.75% PIK)	8.89%	9/13/2032		3,686	1,335	1,315	0.08
Dun & Bradstreet Corp.	(4) (5) (6)	S +	5.50%		9.12%	8/26/2032		4,055	740	649	0.04
Dun & Bradstreet Corp.	(4) (5) (7)	S +	5.50%		9.15%	8/26/2032		40,343	40,442	39,536	2.41
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.50%		8.15%	9/8/2031		3,854	(14)	(19)	—
Eclipse Buyer Inc.	(4) (5)	S +	4.50%		8.15%	9/8/2031		22,738	22,558	22,625	1.38
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.50%		8.15%	9/6/2031		1,955	(15)	(10)	—
Frontline Road Safety Holdings II, LLC	(4) (5) (6)	S +	5.00%		8.64%	3/4/2032		5,000	1,238	1,200	0.07
FR Vision Holdings, Inc.	(4) (5) (7)	S +	5.00%		8.67%	1/20/2031		1,552	1,546	1,545	0.09
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		8.67%	1/20/2031		3,543	440	425	0.03
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		8.67%	1/21/2030		1,431	134	136	0.01
FR Vision Holdings, Inc.	(4) (5) (7)	S +	5.00%		8.67%	1/20/2031		5,647	5,608	5,619	0.34
FR Vision Holdings, Inc.	(4) (5) (7)	S +	5.00%		8.67%	1/20/2031		17,346	17,221	17,259	1.05
GC Waves Holdings, Inc.	(4) (5) (7)	S +	4.50%		8.14%	10/4/2030		14,275	14,125	14,239	0.87

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
GC Waves Holdings, Inc.	(4) (5) (6)	S +	4.50%		8.14%	10/4/2030	676	—	(2)	—
GC Waves Holdings, Inc.	(4) (5) (6)	S +	4.50%		8.14%	10/4/2030	7,489	2,680	2,668	0.16
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		10.39%	4/19/2029	1,322	865	878	0.05
GI Apple Midco LLC	(4) (5) (7)	S +	6.75%		10.39%	4/19/2030	14,484	14,351	14,484	0.88
GI Apple Midco LLC	(4) (5)	S +	6.75%		10.39%	4/19/2030	203	200	203	0.01
IG Investment Holdings, LLC	(4) (5) (7) (8)	S +	5.00%		8.66%	9/22/2028	28,862	28,792	28,862	1.76
IG Investment Holdings, LLC	(4) (5) (6)	S +	5.00%		8.66%	9/22/2028	698	(3)	—	—
Jensen Hughes Inc.	(4) (5) (6)	S +	4.75%		8.43%	9/2/2031	3,664	795	787	0.05
Jensen Hughes Inc.	(4) (5) (6)	S +	4.75%		8.43%	9/2/2031	1,467	(11)	(7)	—
Jensen Hughes Inc.	(4) (5)	S +	4.75%		8.43%	9/2/2031	12,911	12,809	12,847	0.78
Jensen Hughes Inc.	(4) (5) (6)	S +	4.75%		8.43%	9/2/2031	856	—	(4)	—
JS Held, LLC	(4) (5) (6)	S +	4.75%		8.63%	6/1/2028	452	—	—	—
JS Held, LLC	(4) (5) (7)	S +	4.75%		8.63%	6/1/2028	12,408	12,408	12,408	0.76
NAVEX TopCo Inc	(4) (5)	S +	5.00%		8.64%	10/14/2032	6,442	6,427	6,426	0.39
NAVEX TopCo Inc	(4) (5) (6)	S +	5.00%		8.64%	10/14/2031	143	—	—	—
NAVEX TopCo Inc	(4) (5) (6)	S +	5.00%		8.64%	10/14/2032	3,062	—	(8)	—
OEConnection LLC	(4) (5)	S +	4.50%		8.14%	12/23/2032	3,331	3,323	3,322	0.20
OEConnection LLC	(4) (5) (6)	S +	4.50%		8.14%	12/23/2032	1,954	—	(5)	—
OEConnection LLC	(4) (5) (6)	S +	4.50%		8.14%	12/23/2032	515	(1)	(1)	—
Pave America LLC	(4) (5) (6)	S +	4.75%		8.48%	8/27/2032	5,625	2,788	2,784	0.17
Pave America LLC	(4) (5)	S +	5.25%	(2.88% PIK)	8.98%	8/27/2032	21,929	21,835	21,819	1.33
Pave America LLC	(4) (5) (6)	S +	5.25%	(2.88% PIK)	8.90%	8/27/2032	7,519	3,753	3,732	0.23
PT Intermediate Holdings III, LLC	(4) (5) (7)	S +	4.75%		8.48%	4/9/2030	35,708	35,688	35,708	2.17
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		8.93%	4/1/2030	1,193	293	286	0.02
Rimkus Consulting Group Inc.	(4) (5) (7)	S +	5.25%		8.93%	4/1/2031	8,794	8,737	8,706	0.53
Rimkus Consulting Group Inc.	(4) (5) (8)	S +	5.25%		8.93%	4/1/2031	603	601	597	0.04
Sciens Building Solutions (Java Buyer)	(4) (5) (6)	S +	4.50%		8.23%	12/15/2030	1,110	(5)	(3)	—
Sciens Building Solutions (Java Buyer)	(4) (5) (6)	S +	4.50%		8.23%	12/15/2030	3,129	608	601	0.04
Sciens Building Solutions (Java Buyer)	(4) (5)	S +	4.50%		8.23%	12/15/2030	6,643	6,628	6,627	0.40
STV Group, Inc.	(4) (5) (6)	S +	4.75%		8.39%	3/20/2031	1,628	(9)	—	—
STV Group, Inc.	(4) (5) (7)	S +	4.75%		8.39%	3/20/2031	12,763	12,663	12,763	0.78
STV Group, Inc.	(4) (5) (6)	S +	4.75%		8.39%	3/20/2030	2,279	(16)	—	—
USIC Holdings Inc.	(4) (5)	S +	5.50%		9.17%	9/10/2031	41,518	41,352	41,310	2.52
USIC Holdings Inc.	(4) (5) (6)	S +	5.25%		8.92%	9/10/2031	5,365	4,792	4,786	0.29
USIC Holdings Inc.	(4) (5) (6)	S +	5.50%		9.17%	9/10/2031	2,531	1,987	1,974	0.12
Vision Solutions, Inc.	(4)	S +	4.00%		7.93%	4/24/2028	9,965	9,572	7,657	0.47
Ya Intermediate Holdings II, LLC	(4) (5) (6)	S +	5.00%		8.61%	10/1/2031	6,096	1,909	1,875	0.11
Ya Intermediate Holdings II, LLC	(4) (5) (6)	S +	5.00%		8.73%	10/1/2031	2,933	1,581	1,574	0.10

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Ya Intermediate Holdings II, LLC	(4) (5)	S +	5.00%	8.73%	10/1/2031	14,447	14,331	14,302	0.87
							499,799	494,293	30.11
Services: Consumer
Crash Champions, LLC	(4) (8) (10)	S +	4.75%	8.42%	2/23/2029	4,738	4,360	4,447	0.27
Denali Midco 2 LLC	(4) (5)	S +	5.50%	9.14%	12/22/2028	421	420	421	0.03
Denali Midco 2 LLC	(4) (5)	S +	5.50%	9.14%	12/22/2028	1,436	1,431	1,436	0.09
Denali Midco 2 LLC	(4) (5)	S +	5.50%	9.14%	12/22/2028	1,698	1,693	1,697	0.10
Denali Midco 2 LLC	(4) (5)	S +	5.50%	9.14%	12/22/2028	6,301	6,283	6,301	0.38
Denali Midco 2 LLC	(4) (5)	S +	5.50%	9.14%	12/22/2028	1,962	1,956	1,962	0.12
Denali Midco 2 LLC	(4) (5)	S +	5.50%	9.14%	12/22/2028	842	840	842	0.05
Denali Midco 2 LLC	(4) (5) (6)	S +	5.50%	9.14%	12/22/2028	1,533	(12)	—	—
Denali Midco 2 LLC	(4) (5)	S +	5.50%	9.14%	12/22/2028	8,245	8,182	8,245	0.50
The Kleinfelder Group, Inc.	(4) (5) (7) (8)	S +	4.50%	8.16%	9/18/2030	14,447	14,442	14,411	0.88
The Kleinfelder Group, Inc.	(4) (5) (6)	P +	3.50%	10.25%	9/18/2028	1,938	127	131	0.01
The Kleinfelder Group, Inc.	(4) (5) (8)	S +	4.50%	8.16%	9/18/2030	1,535	1,535	1,531	0.09
Nuevoco2, LLC	(4) (5)	S +	6.00%	9.81%	6/2/2031	98	97	97	0.01
Nuevoco2, LLC	(4) (5) (7)	S +	6.00%	9.81%	6/2/2031	14,600	14,510	14,527	0.88
Nuevoco2, LLC	(4) (5) (6)	S +	6.00%	9.81%	6/2/2031	7,438	7,295	7,301	0.44
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.75%	9.74%	4/22/2030	1,624	305	312	0.02
W.A. Kendall and Company, LLC	(4) (5) (7)	S +	5.75%	9.74%	4/22/2030	1,074	1,069	1,074	0.07
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.88%	9.87%	4/22/2030	223	161	162	0.01
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%	9.74%	4/22/2030	66	65	66	—
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%	9.74%	4/22/2030	889	889	889	0.05
W.A. Kendall and Company, LLC	(4) (5)	S +	5.88%	9.87%	4/22/2030	924	924	924	0.06
W.A. Kendall and Company, LLC	(4) (5) (7) (8)	S +	5.75%	9.74%	4/22/2030	1,348	1,348	1,348	0.08
Wrench Group LLC	(4) (5)	S +	4.75%	8.48%	9/3/2032	39,089	38,912	38,894	2.37
Wrench Group LLC	(4) (5) (6)	S +	4.75%	8.48%	9/3/2032	5,357	—	(27)	—
Wrench Group LLC	(4) (5) (6)	S +	4.75%	8.48%	9/3/2031	5,357	(23)	(27)	—
							106,809	106,964	6.51
Telecommunications
CCI Buyer, Inc.	(4) (5) (6)	S +	5.00%	8.73%	5/13/2032	2,036	(8)	(5)	—
CCI Buyer, Inc.	(4) (5)	S +	5.00%	8.73%	5/13/2032	34,603	34,451	34,516	2.10
LiveOak Fiber Holdings	(4) (5) (6)	S +	8.00%	11.62%	4/8/2031	22,357	1,486	1,277	0.08
LiveOak Fiber Holdings	(4) (5)	S +	8.00%	11.62%	4/8/2031	27,643	27,377	27,367	1.67
Omni Fiber, LLC	(4) (5) (6)	S +	5.25%	8.93%	7/3/2030	1,158	(8)	(17)	—
Omni Fiber, LLC	(4) (5)	S +	5.25%	8.93%	7/3/2030	2,208	2,191	2,175	0.13
Omni Fiber, LLC	(4) (5)	S +	5.25%	8.90%	7/3/2030	4,417	4,413	4,350	0.26
Omni Fiber, LLC	(4) (5)	S +	5.25%	8.98%	7/3/2030	30,475	30,247	30,018	1.83

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
									100,149	99,681	6.07
Utilities: Water
United Flow Technologies	(4) (5) (6)	S +	5.00%	(2.75% PIK)	8.73%	12/6/2032		5,786	1,375	1,353	0.08
United Flow Technologies	(4) (5)	S +	5.00%	(2.75% PIK)	8.73%	12/6/2032		16,003	15,929	15,923	0.97
United Flow Technologies	(4) (5) (6)	S +	5.00%	(2.75% PIK)	8.73%	12/6/2032		2,168	(10)	(11)	—
									17,294	17,265	1.05

Total First Lien Debt									$2,868,101	$2,815,947	171.51%

Second Lien Debt
Aerospace and Defense
Peraton Corp.	(4) (7)	S +	8.00%		11.77%	2/1/2029		6,534	6,515	4,456	0.27
Peraton Corp.	(4) (7)	S +	7.75%		11.52%	2/1/2029		3,266	3,172	2,221	0.14
									9,687	6,677	0.41
Banking
Orion Advisor Solutions, Inc.	(4) (5)	S +	5.75%		9.42%	12/31/2030		3,053	2,995	3,053	0.19
Orion Advisor Solutions, Inc.	(4)	S +	5.50%		9.17%	10/10/2033		4,500	4,458	4,457	0.27
									7,453	7,510	0.46
Capital Equipment
Infinite Bidco LLC	(4) (7)	S +	7.00%		10.93%	3/2/2029		6,120	5,601	6,051	0.37
									5,601	6,051	0.37
Cargo Transport
LaserShip, Inc.	(4)	S +	4.50%		8.49%	8/10/2029		105	36	10	—
									36	10	—
Construction & Building
IPS/CP Iris Holdco	(4) (5)	S +	7.00%		10.64%	10/27/2033		12,600	12,421	12,348	0.75
									12,421	12,348	0.75
Containers, Packaging and Glass
Berlin Packaging LLC	(4) (5)	E +	6.50%		8.79%	6/7/2032	EUR	14,057	15,355	15,991	0.97
Berlin Packaging LLC	(4) (5)	S +	6.00%		9.96%	6/7/2032		1,097	1,095	1,092	0.07
Berlin Packaging LLC	(4) (5)	E +	6.50%		8.63%	6/7/2032	EUR	2,386	2,606	2,714	0.16
									19,056	19,797	1.20
Healthcare & Pharmaceuticals
Hologic/Hopper	(4) (5)	S +	5.00%		8.74%	4/10/2034		24,700	24,579	24,577	1.50
									24,579	24,577	1.50
High Tech
Gainwell Acquisition Corp.	(4) (5) (7)	S +	8.00%		11.77%	10/2/2028		1,260	1,241	1,235	0.07
Finastra USA, Inc.	(4)	S +	7.00%		10.75%	9/15/2033		30,900	30,495	27,192	1.66

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Polaris Newco LLC	(4) (5) (7)	S +	9.00%		12.77%	6/4/2029		59,935	58,566	47,049	2.87
									90,302	75,476	4.60
Services: Business
Vision Solutions, Inc.	(4)	S +	7.25%		11.18%	4/23/2029		11,400	10,789	7,405	0.45
									10,789	7,405	0.45
Services: Consumer
All My Sons Moving and Storage of Kansas LLC	(4) (5) (7)	S +	7.75%		11.74%	10/25/2029		1,740	1,702	1,731	0.11
BCPE Empire Holdings, Inc.	(4) (5)	S +	5.25%		8.86%	12/31/2031		38,700	38,369	38,313	2.33
Crash Champions, LLC	(4) (10)				8.75%	2/15/2029		19,650	18,087	19,111	1.16
									58,158	59,155	3.60

Total Second Lien Debt									$238,082	$219,006	13.34%

Asset Backed Securities
Telecommunications
Vertical Bridge, LLC	(4) (10)				8.87%	3/15/2056		16,100	16,100	16,054	0.98
Total Asset Backed Securities									$16,100	$16,054	0.98%

Preferred Equity
Automobile
FleetPride, Inc.	(5)			(14.50% PIK)	14.50%			4	3,136	3,126	0.19
FleetPride, Inc.	(5)							2	321	234	0.02
									3,457	3,360	0.21
Finance
Kymora Ltd.	(5) (9)						EUR	16	8,935	11,060	0.67
									8,935	11,060	0.67
High Tech
Aptean, Inc.	(5)			(13.50% PIK)	13.50%			22,847	22,667	22,847	1.39
									22,667	22,847	1.39
Media: Diversified & Production
Iconic Purchaser Corporation	(5) (7)			(5.00% PIK)	5.00%			1	526	203	0.01
									526	203	0.01
Services: Business
Eclipse Buyer Inc.	(5)			(12.50% PIK)	12.50%			5,340	5,263	5,287	0.32
									5,263	5,287	0.32

Total Preferred Equity									$40,848	$42,757	2.60%

Investments- non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets

Common Stocks
Aerospace and Defense
Oakswift Holdings Ltd.	(5) (9)				4,854	4,854	4,854	0.29
Oakswift Holdings Ltd.	(5) (9)				2,582	—	—	—
						4,854	4,854	0.29
High Tech
CSAT Solutions Holding LLC	(5) (8)				337	238	—	—
						238	—	—
Media: Diversified & Production
Iconic Purchaser Corporation	(5) (7)				2	555	121	0.01
						555	121	0.01
Services: Business
Cheval Blanc Holdings Company	(5) (9)				1,674	1,674	2,083	0.13
						1,674	2,083	0.13

Total Common Stocks						$7,321	$7,058	0.43%

Total Investments—non-controlled/non-affiliated						$3,170,452	$3,100,822	188.86%
Total Portfolio Investments						$3,170,452	$3,100,822	188.86%

(1)Unless otherwise indicated, issuers of debt investments held by the Company (which such term “Company” shall include the Company’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR including SOFR adjustment, if any, (“S”), SONIA (“SN”), CDOR (“C”), EURIBOR (“E”), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower's option which generally resets periodically. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. For each such loan, the Company has provided the interest rate in effect on the date presented.
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

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
123Dentist Inc.	2025 CAD Fixed Delayed Draw Term Loan	08/10/2029	$3,147	$(885)
AI Titan Parent Inc.	Delayed Draw Term Loan	08/29/2031	4,438	(11)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AI Titan Parent Inc.	Revolver	08/29/2031	3,579	(9)
Arax MidCo, LLC	2026 Delayed Draw Term Loan	03/24/2032	4,449	(11)
Arax MidCo, LLC	2026 Revolver	03/24/2032	802	(2)
Area Wide Protective (AWP Group)	2026 Revolver	12/22/2032	2,512	(19)
Ascend Buyer LLC	2025 4th Amendment Revolver	09/29/2028	308	—
Associations, Inc.	2024 2nd Amendment Revolver	07/03/2028	775	—
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	07/03/2028	454	—
Baker Tilly Advisory Group, LP	Revolver	06/03/2030	6,786	—
Banyan Software Holdings, LLC	2025 2nd Amendment Delayed Draw Term Loan	01/02/2031	7,313	(37)
Banyan Software Holdings, LLC	2024 Revolver	01/02/2031	1,330	—
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	1,075	—
Beyond Risk	2026 Delayed Draw Term Loan	03/11/2033	2,815	(14)
Beyond Risk	2026 Revolver	03/11/2033	1,267	(7)
Blue River PetCare	2026 Additional Delayed Draw Term Loan	08/01/2029	12,954	—
Blue River PetCare	Revolver	08/01/2029	2,354	—
Bottomline Technologies Inc.	Revolver	05/15/2028	972	—
CCI Buyer, Inc.	2025 Revolver	05/13/2032	2,036	(5)
CentralSquare Technologies, LLC	2024 Revolver	04/12/2030	1,929	—
Cerity Partners Equity Holding LLC	2025 Tranche B Delayed Draw Term Loan	07/28/2031	6,055	(15)
Cerity Partners Equity Holding LLC	2025 6th Amendment Incremental Revolver	07/28/2031	283	(1)
Chase Intermediate, LLC	2025 Delayed Draw Term Loan	10/30/2028	16,708	(83)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	554	(3)
Circana Group, L.P.	2025 Revolver	12/01/2028	6,055	—
CNSI Holdings, LLC	Revolver	12/17/2029	2,999	—
Coding Solutions Acquisition Inc.	2025 Incremental Delayed Draw Term Loan	08/07/2031	13,472	(135)
Coding Solutions Acquisition Inc.	2024 Revolver	08/07/2031	992	(10)
Coding Solutions Acquisition Inc.	2024 Delayed Draw Term Loan	08/07/2031	442	(4)
Community Brands ParentCo, LLC	Revolver	07/01/2031	1,432	(11)
Crown Health Care Laundry Services, LLC	2025 Revolver	05/28/2031	3,875	(19)
Crown Health Care Laundry Services, LLC	2025 Delayed Draw Term Loan	05/28/2031	2,392	(12)
D&D Buyer LLC	Revolver	10/04/2029	1,974	—
Deerfield Dakota Holding LLC	2025 Revolver	09/13/2032	2,334	(23)
Denali Midco 2 LLC	2023 Incremental Delayed Draw Term Loan 5	12/22/2028	1,534	—
Diligent Corporation	2024 Revolver	08/02/2030	1,552	(12)
Drive Centric Holdings, LLC	Revolver	08/15/2031	4,118	—
Dun & Bradstreet Corp.	2025 Revolver	08/26/2032	3,325	(66)
Eagan Sub, Inc.	Delayed Draw Term Loan	09/08/2032	7,947	(20)
Eagan Sub, Inc.	Revolver	09/08/2032	4,239	(11)
Eclipse Buyer Inc.	2024 Delayed Draw Term Loan	09/08/2031	3,854	(19)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Eclipse Buyer Inc.	2024 Revolver	09/06/2031	1,955	(10)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2031	2,399	—
Everbridge Holdings, LLC	Revolver	07/02/2031	1,578	—
Evergreen IX Borrower 2023 LLC	Revolver	10/01/2029	876	—
Farsound Aviation Limited	2024 Delayed Draw Term Loan	12/03/2031	3,105	(19)
Flexera Software, Inc.	2025 Revolver	08/16/2032	1,644	(8)
FR Vision Holdings, Inc.	Delayed Draw Term Loan	01/20/2031	3,100	(16)
FR Vision Holdings, Inc.	Revolver	01/21/2030	1,288	(6)
Frontline Road Safety Holdings II, LLC	2026 Delayed Draw Term Loan	03/04/2032	3,750	(38)
Gateway US Holdings, Inc.	Revolver	09/22/2028	325	(2)
GC Waves Holdings, Inc.	2025 7th Amendment Delayed Draw Term Loan	10/04/2030	4,803	(12)
GC Waves Holdings, Inc.	Revolver	10/04/2030	676	(2)
GI Apple Midco LLC	Revolver	04/19/2029	444	—
Granicus, Inc.	2024 7th Amendment Delayed Draw Term Loan	01/17/2031	2,123	—
Granicus, Inc.	2024 Revolver	01/17/2031	646	—
Higginbotham Insurance Agency, Inc.	2025 6th Amendment Tranche B DDTL	06/11/2031	550	—
Iconic Purchaser Corporation	Revolver	11/16/2028	293	(23)
IG Investment Holdings, LLC	2024 Refinancing Revolver	09/22/2028	698	—
Integrity Marketing Acquisition, LLC	2024 15th Amendment Delayed Draw Term Loan	08/25/2028	65	—
Integrity Marketing Acquisition, LLC	2024 15th Amendment Incremental Revolver	08/25/2028	20	—
Jensen Hughes Inc.	2024 Delayed Draw Term Loan	09/02/2031	2,859	(14)
Jensen Hughes Inc.	2024 Revolver	09/02/2031	1,467	(7)
Jensen Hughes Inc.	2024 1st Lien Delayed Draw Term Loan	09/02/2031	856	(4)
Jeppesen	Revolver	11/01/2032	1,450	(18)
JS Held, LLC	2019 Revolver	06/01/2028	452	—
Learfield Communications (Baby Bison) (A-L Parent) (London Buyer) (Private)	Revolver	06/24/2033	1,304	(7)
Learfield Communications (Baby Bison) (A-L Parent) (London Buyer) (Private)	Delayed Draw Term Loan	06/24/2033	870	(4)
LiveOak Fiber Holdings	Delayed Draw Term Loan	04/08/2031	20,857	(209)
Majesco, LLC	2026 Revolver	01/07/2033	3,922	(5)
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	3,527	(106)
Mantech International CP	2025 Tranche A Revolver	09/14/2028	3,238	—
Maverick Bidco, Inc. (Mitratech)	2025 Delayed Draw Term Loan	12/02/2031	1,729	(4)
Maverick Bidco, Inc. (Mitratech)	2025 Revolver	12/02/2031	1,383	(3)
Ministry Brands Purchaser, LLC	Revolver	12/30/2027	155	(2)
Modernizing Medicine Inc.	Revolver	04/30/2032	1,166	—
Mountain Parent, Inc.	2024 Revolver	06/27/2031	3,082	(15)
MRI Software LLC	2020 Revolver	02/10/2028	2,002	(15)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
National Resilience LLC	Delayed Draw Term Loan	11/21/2030	12,398	(496)
National Resilience LLC	Specified Delayed Draw Term Loan	11/21/2030	6,632	—
NAVEX TopCo Inc	Delayed Draw Term Loan	10/14/2032	3,062	(8)
NAVEX TopCo Inc	Revolver	10/14/2031	143	—
NCWS Intermediate, Inc.	2024 Revolver	12/31/2029	4,518	(328)
NEFCO Construction Supply (NFO)	Delayed Draw Term Loan	01/13/2033	2,062	(5)
NEFCO Construction Supply (NFO)	Revolver	01/13/2033	619	(2)
New Look Vision Group, Inc.	CAD Revolver	05/26/2028	637	(188)
Next Holdco, LLC	Revolver	11/09/2029	1,153	(6)
NRO Holdings III Corp.	Delayed Draw Term Loan	07/15/2031	2,405	(12)
NRO Holdings III Corp.	Revolver	07/15/2030	751	(4)
Nuevoco2, LLC	Delayed Draw Term Loan	06/02/2031	100	—
OBHG (OB Hospitalist Group)	2026 Revolver	01/31/2031	1,378	(7)
OEConnection LLC	2025 Delayed Draw Term Loan	12/23/2032	1,954	(5)
OEConnection LLC	2025 Revolver	12/23/2032	515	(1)
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	712	—
Ohio Transmission Corporation	2023 Revolver	12/19/2029	543	—
Omni Fiber, LLC	2026 Incremental Delayed Draw Term Loan	07/03/2030	1,158	(17)
Orion Advisor Solutions, Inc.	2025 Delayed Draw Term Loan	11/26/2032	3,505	(13)
Packaging Coordinators Midco, Inc.	2025 Refinancing Delayed Draw Term Loan	10/15/2032	5,836	(73)
Packaging Coordinators Midco, Inc.	2025 Revolver	10/15/2032	3,850	(48)
Packaging Coordinators Midco, Inc.	2025 Delayed Draw Term Loan (205mm)	10/15/2032	1,559	(19)
Packaging Coordinators Midco, Inc.	2025 Delayed Draw Term Loan (200mm)	10/15/2032	1,521	(19)
Packaging Coordinators Midco, Inc.	2025 Initial Dollar SP Delayed Draw Term Loan	10/15/2032	149	(2)
Pave America LLC	2025 Delayed Draw Term Loan	08/27/2032	3,750	(19)
Pave America LLC	2025 Revolver	08/27/2032	2,812	(14)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	2,280	(251)
Pike Corp	2025 Delayed Draw Term Loan	12/20/2032	5,537	(14)
Pike Corp	2025 Revolver	12/20/2032	3,692	(9)
Poly-Wood, LLC	Revolver	03/20/2030	3,144	(16)
PPV Intermediate Holdings LLC	2024 2nd Amendment Delayed Draw Term Loan	08/31/2029	6,057	(182)
PPV Intermediate Holdings LLC	Revolver	08/31/2029	1,776	(27)
Quality Collision Group, LLC	Delayed Draw Term Loan	03/30/2033	3,750	(28)
Quality Collision Group, LLC	Revolver	03/30/2033	1,250	(9)
Recorded Books Inc.	2023 Revolver	08/31/2029	3,763	—
Recorded Books Inc.	2025 Delayed Draw Term Loan B	09/03/2030	1,765	—
Recorded Books Inc.	2025 Delayed Draw Term Loan A	09/03/2030	735	—
Revalize, Inc.	Revolver	04/16/2029	176	(11)
RFI Buyer, Inc.	2025 4th Amendment Delayed Draw Term Loan	08/05/2030	7,387	(37)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Rimkus Consulting Group Inc.	Revolver	04/01/2030	895	(9)
Rock Star Mergersub, LLC	Revolver	12/15/2031	1,842	(5)
Rock Star Mergersub, LLC	Delayed Draw Term Loan	12/15/2031	1,405	(3)
Sciens Building Solutions (Java Buyer)	2026 Incremental Delayed Draw Term Loan	12/15/2030	2,520	(6)
Sciens Building Solutions (Java Buyer)	2026 Revolver	12/15/2030	1,110	(3)
Service Logic	Delayed Draw Term Loan	12/16/2032	3,700	(9)
Service Logic (Saber)	Revolver	12/16/2032	1,212	(3)
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	1,564	(8)
STS Aviation Group	Delayed Draw Term Loan	10/08/2031	1,100	(8)
STS Aviation Group	Revolver	10/08/2030	93	(1)
STV Group, Inc.	2024 Revolver	03/20/2030	2,279	—
STV Group, Inc.	2024 Delayed Draw Term Loan	03/20/2031	1,628	—
Surmodics, Inc.	Delayed Draw Term Loan	11/19/2032	2,371	(18)
Surmodics, Inc.	Revolver	11/19/2031	1,264	(9)
TC Signature Holdings, LLC	2025 9th Amendment Delayed Draw Term Loan	05/04/2028	1,034	—
The Kleinfelder Group, Inc.	Revolver	09/18/2028	1,802	(5)
ThermoSafe	Delayed Draw Term Loan	11/03/2032	5,700	(28)
ThermoSafe	Revolver	11/03/2032	1,330	(7)
THG Acquisition, LLC	2024 Revolver	10/31/2031	1,260	(6)
THG Acquisition, LLC	2024 Delayed Draw Term Loan	10/31/2031	861	(4)
Truck-Lite Co., LLC	2025 Tranche B Delayed Draw Term Loan	02/13/2032	6,449	(32)
Truck-Lite Co., LLC	2025 Tranche C Delayed Draw Term Loan	02/13/2032	5,304	(27)
Truck-Lite Co., LLC	2025 Replacement Revolver	02/13/2031	4,284	(21)
Tyber Medical LLC	Delayed Draw Term Loan	06/14/2032	3,683	(18)
Tyber Medical LLC	USD Revolver	06/12/2031	221	(1)
Tyber Medical LLC	Multicurrency Revolver	06/12/2031	2	—
United Flow Technologies	Delayed Draw Term Loan	12/06/2032	4,405	(22)
United Flow Technologies	Revolver	12/06/2032	2,168	(11)
USIC Holdings Inc.	2024 Revolver	09/10/2031	552	(3)
USIC Holdings Inc.	2024 Specified Delayed Draw Term Loan	09/10/2031	544	(3)
Vantage Specialty Chemicals	2025 Revolver	03/01/2029	1,125	(56)
W.A. Kendall and Company, LLC	2025 7th Amendment Delayed Draw Term Loan	04/22/2030	1,312	—
W.A. Kendall and Company, LLC	Revolver	04/22/2030	61	—
Wrench Group LLC	2025 Delayed Draw Term Loan	09/03/2032	5,357	(27)
Wrench Group LLC	2025 Revolver	09/03/2031	5,357	(27)
Ya Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/01/2031	4,160	(42)
Ya Intermediate Holdings II, LLC	Revolver	10/01/2031	1,330	(13)

Investments— non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value

			$414,406	$(4,298)
(7)Assets or a portion thereof are pledged as collateral under the Company's various revolving credit facilities and debt securitizations and, as such, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the obligations under each of the respective facilities and debt securitizations. See Note 6 “Debt”.
(8)Position or portion thereof unsettled as of June 30, 2026.
(9)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets totaled 7.1% of the Company’s total assets.
(10)All or a portion of this security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $52.6 million, or 3.2% of the Company’s net assets.
(11)Represents an investment on non-accrual status as of June 30, 2026.

As of June 30, 2026, the estimated net unrealized loss for federal tax purposes was $65.6 million based on an estimated tax basis of $3,168.3 million. As of June 30, 2026, the estimated aggregate gross unrealized loss for federal income tax purposes was $70.8 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $5.2 million.

ADDITIONAL INFORMATION
Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar	Canadian Dollar	9/17/2026	$218
State Street Bank & Trust Company	U.S. Dollar	Euro	9/17/2026	1,633
State Street Bank & Trust Company	U.S. Dollar	Great Britain Pound	9/17/2026	39
				$1,890

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value
Morgan Stanley	2024A Notes	7.77%	SOFR + 3.7080%	9/9/2028	$300,000	$5,729
J.P. Morgan	JPM Notes	6.50%	SOFR + 2.5700%	7/2/2031	$400,000	$(1,118)

T. Rowe Price OHA Select Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC	(4) (5)	S +	4.75%		8.42%	9/30/2030	$5,727	$5,704	$5,728	0.36
Evergreen IX Borrower 2023 LLC	(4) (5) (7)	S +	4.75%		8.42%	9/30/2030	7,785	7,691	7,785	0.49
Evergreen IX Borrower 2023 LLC	(4) (5) (6)	S +	4.75%		8.42%	10/1/2029	877	(8)	—	—
Farsound Aviation Limited	(4) (5) (9)	S +	5.25%		9.09%	12/3/2031	17,076	16,933	16,905	1.06
Farsound Aviation Limited	(4) (5) (6) (9)	S +	5.25%		9.09%	12/3/2031	3,105	—	(31)	—
Mantech International CP	(4) (5) (7)	S +	4.50%		8.29%	9/14/2029	26,297	25,947	26,297	1.66
Mantech International CP	(4) (5) (6)	S +	4.50%		8.29%	9/14/2029	771	(14)	—	—
Mantech International CP	(4) (5) (6)	S +	4.50%		8.29%	9/14/2028	3,238	(34)	—	—
STS Aviation Group	(4) (5) (6)	S +	5.00%		8.84%	10/8/2031	1,100	—	(8)	—
STS Aviation Group	(4) (5)	S +	5.00%		8.84%	10/8/2031	3,930	3,913	3,901	0.24
STS Aviation Group	(4) (5) (6)	S +	5.00%		8.84%	10/8/2030	440	312	310	0.02
								$60,444	$60,887	3.83
Automobile
FleetPride, Inc.	(4) (5)	S +	5.50%		9.36%	10/28/2031	46,563	46,222	46,214	2.91
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%		9.72%	11/15/2029	3,636	870	818	0.05
Mammoth Holdings, LLC	(4) (5) (7)	S +	6.00%		9.67%	11/15/2030	28,509	28,291	27,939	1.76
Mammoth Holdings, LLC	(4) (5)	S +	6.00%		9.94%	11/15/2030	7,166	7,112	7,022	0.44
NCWS Intermediate, Inc.	(4) (5) (6)	S +	5.50%	(2.25% PIK)	9.17%	12/31/2029	4,198	468	236	0.02
NCWS Intermediate, Inc.	(4) (5)	S +	5.50%	(2.25% PIK)	9.17%	12/31/2029	60,901	60,455	57,399	3.61
NCWS Intermediate, Inc.	(4) (5) (6)	S +	5.25%		8.94%	12/31/2029	6,972	786	436	0.03
Wheels Bidco, Inc.	(4) (5)	S +	5.50%		9.40%	11/3/2031	50,000	49,562	50,000	3.15
								193,766	190,064	11.97
Banking
Higginbotham Insurance Agency, Inc.	(4) (5)	S +	4.50%		8.22%	6/11/2031	10,417	10,417	10,417	0.66
Higginbotham Insurance Agency, Inc.	(4) (5) (6)	S +	4.50%		8.22%	6/11/2031	840	(2)	(2)	—
Higginbotham Insurance Agency, Inc.	(4) (5) (6)	S +	4.50%		8.22%	6/11/2031	1,317	—	—	—
								10,415	10,415	0.66
Buildings and Real Estate
Associations, Inc.	(4) (5) (6)	S +	6.50%		10.66%	7/3/2028	775	—	—	—

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Associations, Inc.	(4) (5) (6)	S +	6.50%		10.66%	7/3/2028	963	412	413	0.03
Associations, Inc.	(4) (5) (8)			(14.25% PIK)	14.25%	5/3/2030	882	880	882	0.05
Associations, Inc.	(4) (5) (8)			(14.25% PIK)	14.25%	5/3/2030	2,309	2,306	2,309	0.14
Associations, Inc.	(4) (5) (7)	S +	6.50%		10.66%	7/3/2028	12,319	12,315	12,319	0.78
Service Logic	(4) (5)	S +	4.50%		8.21%	12/16/2032	16,410	16,369	16,369	1.03
Service Logic	(4) (5) (6)	S +	4.50%		8.21%	12/16/2032	4,527	—	(11)	—
Service Logic	(4) (5) (6)	S +	4.50%		8.21%	12/16/2032	2,263	(11)	(6)	—
								32,271	32,275	2.03
Capital Equipment
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.32%	8/29/2031	5,726	1,283	1,274	0.08
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.22%	8/29/2031	3,579	(14)	(9)	—
AI Titan Parent Inc.	(4) (5)	S +	4.50%		8.22%	8/29/2031	28,632	28,511	28,560	1.80
Helix Acquisition Holdings, Inc.	(4) (5) (7)	S +	7.00%		10.82%	3/31/2030	12,391	12,215	12,391	0.78
Infinite Bidco LLC	(4)	S +	3.75%		7.85%	3/2/2028	5,950	5,504	5,893	0.37
Infinite Bidco LLC	(4)	S +	6.25%		10.14%	3/2/2028	11,265	11,111	11,294	0.71
Ohio Transmission Corporation	(4) (5) (6)	S +	5.75%		9.42%	12/19/2029	1,356	941	950	0.06
Ohio Transmission Corporation	(4) (5) (6)	S +	5.75%		9.42%	12/19/2030	832	(6)	—	—
Ohio Transmission Corporation	(4) (5) (7)	S +	5.75%		9.42%	12/19/2030	11,289	11,196	11,289	0.71
Pike Corp	(4) (5)	S +	4.50%		8.20%	12/20/2032	25,471	25,408	25,408	1.60
Pike Corp	(4) (5) (6)	S +	4.50%		8.20%	12/20/2032	3,692	(9)	(9)	—
Pike Corp	(4) (5) (6)	S +	4.50%		8.20%	12/20/2032	5,537	(14)	(14)	—
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%		8.45%	2/13/2032	1,540	885	890	0.05
Truck-Lite Co., LLC	(4) (5)	S +	4.75%		8.48%	2/13/2032	41,653	41,316	41,444	2.61
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%		8.48%	2/13/2031	4,284	(30)	(21)	—
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%		8.48%	2/13/2032	5,304	(12)	(27)	—
Truck-Lite Co., LLC	(4) (5)	S +	4.75%		8.48%	2/13/2032	1,106	1,100	1,100	0.07
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%		8.48%	2/13/2032	10,676	4,172	4,173	0.26
								143,557	144,586	9.10
Cargo Transport
LaserShip, Inc.	(4)	S +	6.25%		9.92%	1/2/2029	5,737	5,459	5,812	0.37
LaserShip, Inc.	(4)	S +	5.50%	(4.00% PIK)	9.43%	8/10/2029	8,219	6,351	6,185	0.39
LaserShip, Inc.	(4)	S +	8.00%	(4.00% PIK)	11.67%	1/2/2029	29,869	26,972	22,576	1.42
								38,782	34,573	2.18
Chemicals, Plastics and Rubber
ASP Unifax Holdings, Inc.	(4) (8)	S +	7.75%	(4.75% PIK)	11.75%	9/28/2029	30,286	28,804	24,229	1.52
BCPE HIPH Parent, Inc.	(4) (5)	S +	5.75%		9.47%	10/7/2030	1,993	1,958	1,983	0.12
BCPE HIPH Parent, Inc.	(4) (5) (7) (8)	S +	5.75%		9.47%	10/7/2030	6,177	6,107	6,147	0.39
Meridian Adhesives Group, Inc.	(4) (5) (7)	S +	6.00%		9.67%	9/3/2029	9,636	9,442	9,636	0.61

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Meridian Adhesives Group, Inc.	(4) (5) (8)	S +	6.00%		9.67%	9/3/2029	1,622	1,590	1,622	0.10
Peaches Acquisition Corporation	(4) (5) (8)	S +	8.50%	(1.00% PIK)	12.17%	8/1/2028	9,638	9,580	8,770	0.55
Vantage Specialty Chemicals	(4) (5)	S +	6.75%	(2.75% PIK)	10.42%	8/29/2029	18,029	17,613	17,578	1.11
Vantage Specialty Chemicals	(4) (5) (6)	S +	6.75%		10.42%	3/1/2029	1,552	(35)	(39)	—
								75,059	69,926	4.40
Construction & Building
FloWorks International	(4) (5)	S +	4.75%		8.57%	11/26/2031	14,998	14,932	14,923	0.94
FloWorks International	(4) (5)	S +	4.75%		8.57%	11/26/2031	1,889	1,876	1,879	0.12
NRO Holdings III Corp.	(4) (5)	S +	5.25%		9.15%	7/15/2031	27,408	27,177	27,271	1.72
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		9.01%	7/15/2031	8,667	5,363	5,363	0.34
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		8.99%	7/15/2030	4,378	3,407	3,418	0.21
RFI Buyer, Inc.	(4) (5)	S +	4.50%		8.42%	8/5/2030	8,235	8,196	8,194	0.51
RFI Buyer, Inc.	(4) (5) (6)	S +	4.50%		8.42%	8/5/2030	11,765	—	(59)	—
								60,951	60,989	3.84
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.13%	6/23/2028	4,421	4,381	3,957	0.25
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.13%	6/23/2028	7,844	7,796	7,021	0.44
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	7.00%	(3.25% PIK)	11.13%	6/23/2028	16,969	16,755	15,187	0.96
Marcone Yellowstone Buyer, Inc.	(4) (5) (7)	S +	7.00%	(3.25% PIK)	11.13%	6/23/2028	5,639	5,568	5,047	0.32
IPS/CP Iris Holdco	(4) (5) (6)	S +	7.00%		10.72%	10/27/2032	824	(8)	(3)	—
IPS/CP Iris Holdco	(4)	S +	4.00%		7.72%	10/27/2032	6,676	6,610	6,651	0.42
Orion Advisor Solutions, Inc.	(4) (5) (6)	S +	4.50%		8.34%	11/26/2032	7,302	—	(28)	—
Orion Advisor Solutions, Inc.	(4) (5)	S +	4.50%		8.34%	11/26/2032	22,198	22,116	22,115	1.39
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		8.59%	3/20/2030	3,144	(6)	(16)	—
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		8.59%	3/20/2030	3,144	(25)	(16)	—
Poly-Wood, LLC	(4) (5) (8)	S +	4.88%		8.59%	3/20/2030	1,489	1,482	1,481	0.09
Poly-Wood, LLC	(4) (5) (7) (8)	S +	4.88%		8.59%	3/20/2030	16,474	16,332	16,392	1.03
								81,001	77,788	4.90
Containers, Packaging and Glass
Ascend Buyer LLC	(4) (5)	S +	5.25%		8.92%	9/29/2028	178	177	178	0.01
Ascend Buyer LLC	(4) (5) (6)	S +	5.25%		8.94%	9/29/2028	358	49	50	—
PPC Flexible Packaging	(4) (5) (7)	S +	5.25%		8.92%	9/29/2028	3,977	3,930	3,977	0.25
ThermoSafe	(4) (5) (6)	S +	4.75%		8.60%	11/3/2032	5,700	—	(29)	—
ThermoSafe	(4) (5) (8)	S +	4.75%		8.60%	11/3/2032	9,500	9,453	9,453	0.60
ThermoSafe	(4) (5) (6)	S +	4.75%		8.60%	11/3/2032	1,900	(9)	(10)	—
								13,600	13,619	0.86
Ecological
Rock Star Mergersub, LLC	(4) (5)	S +	5.25%	(2.88% PIK)	8.85%	12/15/2031	15,568	15,499	15,529	0.98

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		8.61%	12/15/2031		2,102	572	576	0.03
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		8.63%	12/15/2031		4,945	628	618	0.04
									16,699	16,723	1.05

Finance
Arax MidCo, LLC	(4) (5)	S +	5.00%		8.99%	4/11/2029		8,550	8,521	8,507	0.54
Arax MidCo, LLC	(4) (5) (6)	S +	5.00%		8.99%	4/11/2029		9,907	—	(49)	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%		8.23%	12/29/2028		9,953	9,899	9,953	0.63
Beacon Pointe Advisors, LLC	(4) (5) (7)	S +	4.50%		8.22%	12/29/2028		10,003	9,864	10,003	0.63
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%		8.22%	12/29/2028		3,924	3,869	3,923	0.25
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.50%		8.22%	12/29/2027		1,075	(11)	—	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%		8.22%	12/29/2028		1,120	1,111	1,120	0.07
Cerity Partners Equity Holding LLC	(4) (5) (6)	S +	4.50%		8.17%	7/28/2031		6,055	—	(15)	—
Cerity Partners Equity Holding LLC	(4) (5) (6)	S +	4.50%		8.17%	7/28/2031		545	86	86	—
Shelby Automotive Holdings Corp.	(4) (5)	S +	5.25%		8.97%	6/29/2028		14,975	14,833	14,975	0.94
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	4.25%		11.00%	6/29/2027		1,564	(10)	—	—
Spectrum Automotive Holdings, Corp.	(4) (5) (7)	S +	5.25%		8.97%	6/29/2028		40,687	40,309	40,687	2.56
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%		8.97%	6/29/2028		11,344	11,230	11,344	0.71
									99,701	100,534	6.33
Healthcare, Education and Childcare
123Dentist Inc.	(4) (5) (8) (9)	C +	5.00%		7.27%	8/10/2029	CAD	5,953	4,337	4,343	0.27
123Dentist Inc.	(4) (5) (8) (9)	C +	5.00%		7.27%	8/9/2029	CAD	947	682	691	0.04
123Dentist Inc.	(4) (5) (6) (9)	C +	4.75%		7.02%	8/10/2029	CAD	7,500	984	973	0.06
AmeriVet Partners Management, Inc.	(4) (5) (7)	S +	5.50%		9.62%	2/25/2028		9,209	9,209	8,955	0.56
Antylia Scientific	(4)	S +	4.00%		7.99%	5/27/2032		12,200	11,951	12,128	0.76
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.17%	12/17/2029		9,069	9,017	9,069	0.57
CNSI Holdings, LLC	(4) (5) (6)	S +	5.50%		9.17%	12/17/2029		26,444	—	—	—
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.17%	12/17/2029		12,785	12,669	12,785	0.80
CNSI Holdings, LLC	(4) (5) (6)	S +	5.50%		9.17%	12/17/2029		2,999	(23)	—	—
CNSI Holdings, LLC	(4) (5) (7)	S +	5.50%		9.17%	12/17/2029		12,071	11,922	12,071	0.76
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		8.72%	8/7/2031		13,472	(30)	(135)	(0.01)
Coding Solutions Acquisition Inc.	(4) (5)	S +	5.00%		8.72%	8/7/2031		10,277	10,182	10,174	0.64
Coding Solutions Acquisition Inc.	(4) (5)	S +	5.00%		8.72%	8/7/2031		11,455	11,364	11,341	0.71
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		8.72%	8/7/2031		442	(5)	(4)	—
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		8.72%	8/7/2031		992	(8)	(10)	—
Color Intermediate, LLC	(4) (5) (7)	S +	4.75%		8.52%	10/4/2029		5,813	5,680	5,813	0.37
Cotiviti	(4)			(7.63% PIK)	7.63%	5/1/2031		8,000	7,867	7,770	0.49
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%		8.48%	5/28/2031		4,186	(19)	(21)	—

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%		8.48%	5/28/2031		3,588	—	(18)	—
Crown Health Care Laundry Services, LLC	(4) (5)	S +	4.75%		8.48%	5/28/2031		22,015	21,914	21,905	1.38
Gateway US Holdings, Inc.	(4) (5) (7) (8)	S +	4.75%		8.42%	9/22/2028		7,959	7,944	7,959	0.50
Gateway US Holdings, Inc.	(4) (5) (6)	S +	4.75%		8.42%	9/22/2028		325	(1)	—	—
Gateway US Holdings, Inc.	(4) (5) (8)	S +	4.75%		8.42%	9/22/2028		415	415	415	0.03
Gateway US Holdings, Inc.	(4) (5) (8)	S +	4.75%		8.42%	9/22/2028		1,828	1,826	1,828	0.11
Medvet Associates LLC	(4) (5) (7)	S +	4.75%		8.47%	6/25/2031		56,000	55,767	56,000	3.53
Medvet Associates LLC	(4) (5) (6)	S +	4.75%		8.47%	6/25/2031		14,000	—	—	—
Modernizing Medicine Inc.	(4) (5) (8)	S +	4.75%	(2.25% PIK)	8.42%	4/30/2032		12,650	12,593	12,650	0.80
Modernizing Medicine Inc.	(4) (5) (6)	S +	4.75%	(2.25% PIK)	8.42%	4/30/2032		1,166	(5)	—	—
Mountain Parent, Inc.	(4) (5)	S +	4.75%		8.42%	6/27/2031		27,964	27,848	27,824	1.75
Mountain Parent, Inc.	(4) (5) (6)	S +	4.75%		8.42%	6/27/2031		3,082	(12)	(15)	—
Mountain Parent, Inc.	(4) (5) (6)	S +	4.75%		8.42%	6/27/2031		5,779	—	(29)	—
National Resilience LLC	(4) (5)	S +	8.25%		12.12%	11/21/2030		21,697	20,844	20,829	1.31
National Resilience LLC	(4) (5) (6)	S +	8.25%		12.12%	11/21/2030		12,398	(485)	(496)	(0.03)
National Resilience LLC	(4) (5) (6)	S +	8.25%		12.12%	11/21/2030		8,266	—	—	—
National Resilience LLC	(4) (5)			(8.00% PIK)	8.00%	7/23/2035		7,639	7,639	7,639	0.48
Next Holdco, LLC	(4) (5) (7)	S +	5.25%		9.09%	11/12/2030		11,767	11,677	11,708	0.74
Next Holdco, LLC	(4) (5) (6)	S +	5.25%		9.09%	11/9/2029		1,153	(10)	(6)	—
Next Holdco, LLC	(4) (5)	S +	5.25%		9.09%	11/12/2030		2,970	2,956	2,955	0.19
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		8.59%	7/9/2032		3,850	(47)	(29)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		8.34%	7/9/2032		1,521	—	(11)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		8.34%	7/9/2032		1,559	(8)	(12)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.50%		8.34%	7/9/2032		841	209	206	0.01
Packaging Coordinators Midco, Inc.	(4) (5) (8)	S +	4.75%		8.59%	7/9/2032		36,700	36,220	36,425	2.29
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		8.59%	7/9/2032		5,836	(64)	(44)	—
Packaging Coordinators Midco, Inc.	(4) (5)	SN +	4.75%		8.47%	7/9/2032	GBP	2,526	3,309	3,372	0.21
PetVet Care Centers, LLC	(4) (5)	S +	6.00%		9.72%	11/15/2030		24,478	24,291	22,764	1.43
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		9.84%	11/15/2029		3,258	307	98	0.01
PPV Intermediate Holdings LLC	(4) (5) (6) (8)	S +	5.25%		9.07%	8/31/2029		9,970	3,876	3,888	0.24
PPV Intermediate Holdings LLC	(4) (5) (7) (8)	S +	5.75%		9.57%	8/31/2029		40,436	40,024	40,436	2.55
PPV Intermediate Holdings LLC	(4) (5) (6)	S +	5.75%		9.63%	8/31/2029		2,732	316	341	0.02
PPV Intermediate Holdings LLC	(4) (5) (8)	S +	6.00%		9.82%	8/31/2029		3,187	3,186	3,187	0.20
Surmodics, Inc.	(4) (5) (8)	S +	5.00%		8.88%	11/19/2032		11,064	10,983	10,982	0.69
Surmodics, Inc.	(4) (5) (6)	S +	5.00%		8.88%	11/19/2032		2,371	—	(18)	—
Surmodics, Inc.	(4) (5) (6)	S +	5.00%		8.88%	11/19/2031		1,264	(9)	(10)	—
TecoStar Holdings, Inc.	(4) (5)	S +	8.00%		11.93%	7/6/2029		16,924	16,610	16,924	1.07
Tyber Medical LLC	(4) (5)	E +	5.00%		7.02%	6/12/2031	EUR	245	288	287	0.02

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.73%	6/14/2032		3,683	—	(18)	—
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.73%	6/12/2031		1,719	802	802	0.05
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.73%	6/12/2031		447	(2)	(2)	—
Tyber Medical LLC	(4) (5)	S +	5.00%		8.73%	6/14/2032		13,014	12,954	12,949	0.82
Tyber Medical LLC	(4) (5)	E +	5.00%		7.11%	6/14/2032	EUR	2,603	3,001	3,042	0.19
									422,935	422,650	26.61
High Tech
Banyan Software Holdings, LLC	(4) (5)	S +	5.50%		9.22%	1/2/2031		15,103	15,038	15,103	0.95
Banyan Software Holdings, LLC	(4) (5) (6)	S +	5.50%		9.22%	1/2/2031		1,630	(7)	—	—
Banyan Software Holdings, LLC	(4) (5)	S +	5.50%		9.22%	1/2/2031		8,102	8,067	8,101	0.51
Banyan Software Holdings, LLC	(4) (5)	S +	5.50%		9.22%	1/2/2031		13,653	13,532	13,653	0.86
Banyan Software Holdings, LLC	(4) (5) (6)	S +	5.25%		8.98%	1/2/2031		11,299	1,332	1,282	0.08
Bottomline Technologies Inc.	(4) (5) (6)	S +	4.50%		8.17%	5/15/2028		972	(15)	—	—
Bottomline Technologies Inc.	(4) (5) (7)	S +	4.50%		8.17%	5/14/2029		13,370	13,134	13,370	0.84
CentralSquare Technologies, LLC	(4) (5) (6)	S +	5.75%		9.47%	4/12/2030		1,929	(17)	—	—
CentralSquare Technologies, LLC	(4) (5)	S +	5.75%		9.47%	4/12/2030		17,684	17,525	17,684	1.11
Chase Intermediate, LLC	(4) (5)	S +	4.75%		8.59%	10/30/2028		17,608	17,536	17,520	1.10
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		8.42%	10/30/2028		890	331	332	0.02
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		8.59%	10/30/2028		21,189	1,368	1,347	0.09
Community Brands ParentCo, LLC	(4) (5) (6)	S +	5.25%		8.92%	7/1/2031		2,797	164	161	0.01
Community Brands ParentCo, LLC	(4) (5) (6)	S +	5.25%		8.97%	7/1/2031		1,579	88	93	0.01
Community Brands ParentCo, LLC	(4) (5) (7)	S +	5.25%		8.92%	7/1/2031		16,031	15,904	15,951	1.00
CSAT Solutions Holding LLC	(4) (5) (8)	S +	10.50%	(2.25% PIK)	14.43%	6/30/2028		8,474	8,425	8,474	0.53
CSAT Solutions Holding LLC	(4) (5) (6)	S +	10.50%	(2.25% PIK)	14.43%	6/30/2028		1,159	766	773	0.05
Diligent Corporation	(4) (5) (7)	S +	5.00%		8.82%	8/2/2030		38,948	38,718	38,850	2.45
Diligent Corporation	(4) (5) (6)	S +	5.00%		8.82%	8/2/2030		4,848	(27)	(12)	—
Diligent Corporation	(4) (5) (7)	S +	5.00%		8.82%	8/2/2030		6,677	6,637	6,660	0.42
Diligent Corporation	(4) (5) (6)	S +	5.00%		8.70%	8/2/2030		2,565	588	596	0.04
Drive Centric Holdings, LLC	(4) (5) (6)	S +	4.50%		8.19%	8/15/2031		4,118	(17)	—	—
Drive Centric Holdings, LLC	(4) (5)	S +	4.50%		8.19%	8/15/2031		30,883	30,753	30,883	1.94
Eagan Sub, Inc.	(4) (5)	S +	4.25%		7.99%	9/8/2032		31,790	31,713	31,710	2.00
Eagan Sub, Inc.	(4) (5) (6)	S +	4.25%		7.99%	9/8/2032		7,947	—	(20)	—
Eagan Sub, Inc.	(4) (5) (6)	S +	4.25%		7.99%	9/8/2032		4,239	(10)	(11)	—
Everbridge Holdings, LLC	(4) (5) (7)	S +	5.00%		8.98%	7/2/2031		15,625	15,591	15,625	0.98
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		8.98%	7/2/2031		3,930	1,528	1,531	0.10
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		8.98%	7/2/2031		1,578	(3)	—	—
Finastra USA, Inc.	(4)	S +	4.00%		7.72%	9/15/2032		15,000	14,855	14,712	0.93
Flexera Software, Inc.	(4) (5)	S +	4.50%		8.35%	8/16/2032		21,427	21,402	21,320	1.34

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Flexera Software, Inc.	(4) (5)	E +	4.50%		6.43%	8/16/2032	EUR	6,467	7,565	7,557	0.48
Flexera Software, Inc.	(4) (5) (6)	S +	4.50%		8.35%	8/16/2032		1,644	(2)	(8)	—
Granicus, Inc.	(4) (5) (6)	S +	5.00%	(2.00% PIK)	8.84%	1/17/2031		702	(3)	—	—
Granicus, Inc.	(4) (5)	S +	5.50%	(2.00% PIK)	9.34%	1/17/2031		5,084	5,065	5,084	0.32
Granicus, Inc.	(4) (5)	S +	5.00%	(2.00% PIK)	8.84%	1/17/2031		14,822	14,822	14,822	0.93
Granicus, Inc.	(4) (5) (6)	S +	5.00%	(2.00% PIK)	8.84%	1/17/2031		2,123	—	—	—
Greenway Health, LLC	(4) (5) (7)	S +	6.75%		10.42%	4/1/2029		12,026	11,863	12,026	0.76
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%		9.32%	12/29/2028		1,555	1,528	1,536	0.10
Ministry Brands Purchaser, LLC	(4) (5)	S +	5.50%		9.32%	12/29/2028		157	155	155	0.01
Ministry Brands Purchaser, LLC	(4) (5) (6)	P +	4.50%		11.25%	12/30/2027		155	11	11	—
Jeppesen	(4) (5)	S +	4.75%		8.59%	11/1/2032		27,960	27,857	27,855	1.75
Jeppesen	(4) (5) (6)	S +	4.75%		8.59%	11/1/2032		1,450	(5)	(5)	—
Maverick Bidco, Inc. (Mitratech)	(4) (5)	S +	4.75%		8.54%	12/2/2031		34,587	34,502	34,501	2.17
Maverick Bidco, Inc. (Mitratech)	(4) (5) (6)	S +	4.75%		8.54%	12/2/2031		1,383	(7)	(3)	—
Maverick Bidco, Inc. (Mitratech)	(4) (5) (6)	S +	4.75%		8.54%	12/2/2031		1,729	—	(4)	—
Modena Buyer LLC	(4)	S +	4.25%		8.09%	7/1/2031		7,980	7,724	7,954	0.50
MRI Software LLC	(4) (5) (6)	S +	4.75%		8.42%	2/10/2028		2,669	524	514	0.03
MRI Software LLC	(4) (5)	S +	4.75%		8.42%	2/10/2028		2,920	2,920	2,898	0.18
MRI Software LLC	(4) (5) (7)	S +	4.75%		8.42%	2/10/2028		10,545	10,523	10,466	0.66
MRI Software LLC	(4) (5) (7)	S +	4.75%		8.42%	2/10/2028		33,942	33,884	33,688	2.12
PDI TA Holdings, Inc.	(4) (5) (7)	S +	5.50%		9.34%	2/3/2031		5,915	5,885	5,915	0.37
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.50%		9.34%	2/3/2031		317	230	232	0.02
Polaris Newco LLC	(4)	S +	3.75%		7.85%	6/2/2028		5,792	5,493	5,598	0.35
Revalize, Inc.	(4) (5) (6)	S +	5.75%		9.57%	4/16/2029		306	211	198	0.01
Revalize, Inc.	(4) (5) (7) (8)	S +	6.50%	(1.75% PIK)	10.32%	4/16/2029		2,033	2,010	1,927	0.12
Revalize, Inc.	(4) (5) (7) (8)	S +	6.50%	(1.75% PIK)	10.32%	4/16/2029		451	444	427	0.03
SolarWinds Holdings, Inc.	(4)	S +	4.00%		7.70%	4/16/2032		9,975	9,788	9,981	0.63
									457,886	459,013	28.90
Insurance
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%		8.82%	8/25/2028		66	—	—	—
Integrity Marketing Acquisition, LLC	(4) (5) (6)	S +	5.00%		8.82%	8/25/2028		20	—	—	—
Integrity Marketing Acquisition, LLC	(4) (5)	S +	5.00%		8.82%	8/25/2028		11,730	11,681	11,731	0.74
Shelf Bidco Ltd.	(4) (5) (8) (9)	S +	5.00%		8.88%	8/21/2031		58,275	58,032	58,275	3.67
THG Acquisition, LLC	(4) (5)	S +	4.75%		8.47%	10/31/2031		14,876	14,816	14,801	0.93
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		8.47%	10/31/2031		3,337	965	953	0.06
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		8.47%	10/31/2031		1,671	213	211	0.01
Trucordia Insurance Holdings LLC	(4) (8)	S +	3.25%		6.97%	6/17/2032		2,032	2,028	2,022	0.13
									87,735	87,993	5.54

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V.	(4) (5) (9)	E +	4.75%		6.78%	5/29/2031	EUR	54,814	59,819	64,215	4.04
Circana Group, L.P.	(4) (5) (6)	S +	4.25%		7.97%	12/1/2028		6,055	(30)	—	—
Circana Group, L.P.	(4) (5) (7)	S +	4.25%		7.97%	12/3/2029		43,810	43,461	43,810	2.76
Iconic Purchaser Corporation	(4) (5) (7)	S +	6.50%	(6.50% PIK)	10.12%	11/16/2028		4,305	4,110	4,186	0.26
Iconic Purchaser Corporation	(4) (5) (7)	S +	6.50%	(6.50% PIK)	10.12%	11/16/2028		4,304	4,216	4,047	0.26
Iconic Purchaser Corporation	(4) (5) (6)	S +	6.50%	(6.50% PIK)	10.12%	11/16/2028		292	(6)	(11)	—
									111,570	116,247	7.32
Printing and Publishing
Recorded Books Inc.	(4) (5)	S +	5.75%		9.59%	9/3/2030		5,852	5,804	5,852	0.37
Recorded Books Inc.	(4) (5) (6)	S +	5.75%		9.57%	9/3/2030		1,765	(16)	—	—
Recorded Books Inc.	(4) (5) (6)	S +	5.75%		9.57%	9/3/2030		735	(7)	—	—
Recorded Books Inc.	(4) (5) (6)	S +	5.75%		9.57%	8/31/2028		3,763	(32)	—	—
Recorded Books Inc.	(4) (5) (7)	S +	5.75%		9.57%	9/3/2030		18,858	18,632	18,858	1.19
									24,381	24,710	1.56
Retail Stores
D&D Buyer LLC	(4) (5)	S +	6.50%		10.27%	10/4/2028		18,361	18,191	18,361	1.16
D&D Buyer LLC	(4) (5)	S +	6.50%		10.42%	10/4/2028		4,492	4,459	4,492	0.28
D&D Buyer LLC	(4) (5) (6)	S +	6.50%		10.29%	10/4/2028		1,974	1,172	1,184	0.07
D&D Buyer LLC	(4) (5)	S +	6.50%		10.49%	10/4/2028		6,692	6,602	6,692	0.42
Follett Corporation	(4) (5)	S +	7.00%		10.82%	2/1/2028		789	770	789	0.05
Follett Corporation	(4) (5)	S +	7.00%		10.82%	2/1/2028		10,351	10,334	10,144	0.64
New Look Vision Group, Inc.	(4) (5) (7) (9)	C +	5.25%		7.51%	5/26/2028	CAD	8,162	5,887	5,955	0.37
New Look Vision Group, Inc.	(4) (5) (6) (9)	C +	5.25%		7.49%	5/26/2028	CAD	1,125	282	261	0.02
New Look Vision Group, Inc.	(4) (5) (8) (9)	C +	5.25%		7.51%	5/26/2028	CAD	544	396	397	0.03
New Look Vision Group, Inc.	(4) (5) (7) (9)	S +	5.25%		8.92%	5/26/2028		347	335	347	0.02
New Look Vision Group, Inc.	(4) (5) (7) (9)	C +	5.25%		7.51%	5/26/2028	CAD	1,044	753	761	0.05
New Look Vision Group, Inc.	(4) (5) (9)	S +	5.25%		8.92%	5/26/2028		39	38	39	—
TC Signature Holdings, LLC	(4) (5) (8)			(10.58% PIK)	10.58%	5/4/2028		867	852	867	0.05
TC Signature Holdings, LLC	(4) (5)			(17.50% PIK)	17.50%	5/4/2028		2,862	2,819	2,862	0.18
TC Signature Holdings, LLC	(4) (5) (6)	S +	6.50%		10.48%	5/4/2028		1,551	(7)	—	—
TC Signature Holdings, LLC	(4) (5) (8)			(13.58% PIK)	13.58%	5/4/2028		15,583	15,509	9,350	0.59
									68,392	62,501	3.93
Services: Business
ARAMSCO, Inc.	(4)	S +	4.75%		8.42%	10/10/2030		1,894	1,761	1,284	0.08
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.25%		7.97%	6/3/2031		8,781	(2)	(44)	—
Baker Tilly Advisory Group, LP	(4) (5)	S +	4.25%		7.97%	6/3/2031		25,490	25,380	25,363	1.60
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.25%		7.97%	6/3/2030		6,786	(34)	—	—

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Baker Tilly Advisory Group, LP	(4) (5) (7)	S +	4.75%		8.47%	6/3/2031	18,458	18,343	18,458	1.16
Brand Industrial Services, Inc.	(4) (10)				10.38%	8/1/2030	15,898	15,053	15,590	0.98
Cheval Blanc Holdings Company	(4) (5) (9)			(14.75% PIK)	14.75%	10/30/2030	10,901	10,624	10,574	0.67
Deerfield Dakota Holding LLC	(4) (5)	S +	5.75%	(2.75% PIK)	9.42%	9/13/2032	39,645	39,455	39,446	2.48
Deerfield Dakota Holding LLC	(4) (5) (6)	S +	5.75%	(2.75% PIK)	9.42%	9/13/2032	3,686	(18)	(18)	—
Dun & Bradstreet Corp.	(4) (5) (6)	S +	5.50%		9.23%	8/26/2032	4,055	11	—	—
Dun & Bradstreet Corp.	(4) (5) (8)	S +	5.50%		9.23%	8/26/2032	40,545	40,652	40,545	2.55
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.50%		8.25%	9/8/2031	3,854	(16)	(19)	—
Eclipse Buyer Inc.	(4) (5)	S +	4.50%		8.25%	9/8/2031	22,738	22,544	22,625	1.42
Eclipse Buyer Inc.	(4) (5) (6)	S +	4.50%		8.25%	9/6/2031	1,955	(16)	(10)	—
ENTRUST Solutions Group	(4) (5) (8)	S +	4.75%		8.42%	12/17/2032	9,007	8,985	8,984	0.57
ENTRUST Solutions Group	(4) (5)	S +	4.75%		8.42%	12/17/2032	4,690	4,678	4,678	0.29
ENTRUST Solutions Group	(4) (5) (6)	S +	4.75%		8.44%	12/17/2032	1,408	245	245	0.02
FR Vision Holdings, Inc.	(4) (5) (8)	S +	5.00%		8.87%	1/20/2031	1,560	1,553	1,552	0.10
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		8.87%	1/20/2031	3,544	193	176	0.01
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		8.87%	1/21/2030	1,431	(10)	(7)	—
FR Vision Holdings, Inc.	(4) (5) (8)	S +	5.00%		8.87%	1/20/2031	5,676	5,633	5,647	0.36
FR Vision Holdings, Inc.	(4) (5) (8)	S +	5.00%		8.87%	1/20/2031	17,434	17,298	17,347	1.09
GC Waves Holdings, Inc.	(4) (5) (7)	S +	4.50%		8.22%	10/4/2030	14,347	14,181	14,312	0.90
GC Waves Holdings, Inc.	(4) (5) (6)	S +	4.50%		8.22%	10/4/2030	676	—	(2)	—
GC Waves Holdings, Inc.	(4) (5) (6)	S +	4.50%		8.22%	10/4/2030	7,499	381	363	0.02
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		10.47%	4/19/2029	1,322	579	595	0.04
GI Apple Midco LLC	(4) (5) (7)	S +	6.75%		10.47%	4/19/2030	14,558	14,410	14,558	0.92
GI Apple Midco LLC	(4) (5)	S +	6.75%		10.47%	4/19/2030	204	201	204	0.01
IG Investment Holdings, LLC	(4) (5) (7)	S +	5.00%		8.84%	9/22/2028	29,009	28,925	29,009	1.83
IG Investment Holdings, LLC	(4) (5) (6)	S +	5.00%		8.84%	9/22/2028	698	(4)	—	—
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		8.82%	9/2/2031	3,668	695	688	0.04
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		8.93%	9/2/2031	1,467	(12)	(7)	—
Jensen Hughes Inc.	(4) (5)	S +	5.00%		8.93%	9/2/2031	12,977	12,866	12,912	0.81
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		8.93%	9/2/2031	856	—	(4)	—
JS Held, LLC	(4) (5) (6)	S +	4.75%		8.57%	12/1/2026	452	—	—	—
JS Held, LLC	(4) (5)	S +	4.75%		8.57%	6/1/2028	12,471	12,471	12,471	0.79
NAVEX TopCo Inc	(4) (5)	S +	5.00%		8.91%	10/14/2032	6,442	6,426	6,426	0.40
NAVEX TopCo Inc	(4) (5) (6)	S +	5.00%		8.91%	10/14/2031	143	—	—	—
NAVEX TopCo Inc	(4) (5) (6)	S +	5.00%		8.91%	10/14/2032	3,062	—	(8)	—
OEConnection LLC	(4) (5)	S +	4.50%		8.23%	12/23/2032	3,331	3,322	3,322	0.21
OEConnection LLC	(4) (5) (6)	S +	4.50%		8.23%	12/23/2032	1,954	—	(5)	—
OEConnection LLC	(4) (5) (6)	S +	4.50%		8.23%	12/23/2032	515	(1)	(1)	—

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Pave America LLC	(4) (5) (6)	S +	4.75%		8.42%	8/27/2032	5,625	1,661	1,659	0.10
Pave America LLC	(4) (5)	S +	5.25%	(2.88% PIK)	8.92%	8/27/2032	21,722	21,620	21,613	1.36
Pave America LLC	(4) (5) (6)	S +	4.75%	(2.88% PIK)	8.62%	8/27/2032	7,494	2,196	2,169	0.14
PT Intermediate Holdings III, LLC	(4) (5) (7) (8)	S +	5.00%	(1.75% PIK)	8.67%	4/9/2030	35,553	35,531	35,553	2.24
PT Intermediate Holdings III, LLC	(4) (5) (6)	S +	5.00%	(1.75% PIK)	8.67%	4/9/2030	710	(1)	—	—
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		9.24%	4/1/2030	1,193	292	286	0.02
Rimkus Consulting Group Inc.	(4) (5)	S +	5.25%		9.24%	4/1/2031	8,816	8,755	8,728	0.55
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		9.24%	4/1/2031	2,232	529	510	0.03
STV Group, Inc.	(4) (5) (6)	S +	4.75%		8.47%	3/20/2031	3,256	(4)	—	—
STV Group, Inc.	(4) (5)	S +	4.75%		8.47%	3/20/2031	11,196	11,093	11,196	0.70
STV Group, Inc.	(4) (5) (6)	S +	4.75%		8.47%	3/20/2030	2,279	(17)	—	—
USIC Holdings Inc.	(4) (5)	S +	5.50%		9.32%	9/10/2031	41,728	41,549	41,520	2.61
USIC Holdings Inc.	(4) (5) (6)	S +	5.25%		9.07%	9/10/2031	5,365	2,491	2,487	0.16
USIC Holdings Inc.	(4) (5) (6)	S +	5.50%		9.32%	9/10/2031	2,540	1,416	1,403	0.09
Vision Solutions, Inc.	(4)	S +	4.00%		8.10%	4/24/2028	10,518	10,002	9,816	0.62
Ya Intermediate Holdings II, LLC	(4) (5) (6) (8)	S +	5.00%		8.69%	10/1/2031	6,104	896	861	0.05
Ya Intermediate Holdings II, LLC	(4) (5) (6)	S +	5.00%		10.75%	10/1/2031	2,933	734	728	0.05
Ya Intermediate Holdings II, LLC	(4) (5) (8)	S +	5.00%		8.85%	10/1/2031	14,520	14,395	14,375	0.90
								459,890	460,153	28.97
Services: Consumer
Crash Champions, LLC	(4) (8) (10)	S +	4.75%		8.57%	2/23/2029	4,762	4,271	4,532	0.28
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.97%	12/22/2028	421	419	421	0.03
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.97%	12/22/2028	1,436	1,430	1,436	0.09
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.97%	12/22/2028	1,697	1,691	1,698	0.11
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.97%	12/22/2028	6,301	6,277	6,301	0.40
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.97%	12/22/2028	1,962	1,954	1,962	0.12
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.97%	12/22/2028	842	839	842	0.05
Denali Midco 2 LLC	(4) (5) (6)	S +	5.25%		8.98%	12/22/2028	6,365	1,952	1,998	0.12
Denali Midco 2 LLC	(4) (5)	S +	5.25%		8.97%	12/22/2028	3,450	3,424	3,450	0.22
The Kleinfelder Group, Inc.	(4) (5) (7)	S +	5.00%		8.84%	9/18/2030	14,522	14,516	14,522	0.91
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%		8.84%	9/18/2028	1,938	(10)	—	—
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%		8.84%	9/18/2030	2,899	1,542	1,542	0.10
Nuevoco2, LLC	(4) (5)	S +	6.00%		9.99%	6/1/2029	98	98	98	0.01
Nuevoco2, LLC	(4) (5) (7)	S +	6.00%		9.99%	6/1/2029	14,676	14,572	14,566	0.92
Nuevoco2, LLC	(4) (5)	S +	6.00%		9.99%	6/1/2029	7,376	7,325	7,321	0.46
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.75%		9.58%	4/22/2030	1,625	306	313	0.02
W.A. Kendall and Company, LLC	(4) (5) (8)	S +	5.75%		10.38%	4/22/2030	1,079	1,074	1,079	0.07
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.88%		9.90%	4/22/2030	223	124	125	0.01

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%		9.97%	4/22/2030	66	66	66	—
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%		9.77%	4/22/2030	895	895	895	0.06
W.A. Kendall and Company, LLC	(4) (5)	S +	5.88%		9.98%	4/22/2030	929	929	929	0.06
W.A. Kendall and Company, LLC	(4) (5) (8)	S +	5.75%		10.01%	4/22/2030	1,357	1,357	1,357	0.08
Wrench Group LLC	(4) (5)	S +	4.75%		8.42%	9/3/2032	39,286	39,096	39,089	2.46
Wrench Group LLC	(4) (5) (6)	S +	4.75%		8.42%	9/3/2032	5,357	—	(27)	—
Wrench Group LLC	(4) (5) (6)	S +	4.75%		8.42%	9/3/2031	5,357	(25)	(27)	—
								104,122	104,488	6.58
Telecommunications
CCI Buyer, Inc.	(4) (5) (6)	S +	5.00%		8.67%	5/13/2032	2,036	(10)	(5)	—
CCI Buyer, Inc.	(4) (5)	S +	5.00%		8.67%	5/13/2032	34,777	34,615	34,690	2.18
Omni Fiber, LLC	(4) (5)	S +	5.25%		9.21%	7/3/2029	2,208	2,189	2,186	0.14
Omni Fiber, LLC	(4) (5)	S +	5.25%		9.43%	7/3/2029	4,417	4,413	4,372	0.28
Omni Fiber, LLC	(4) (5) (6)	S +	5.25%		9.13%	7/3/2029	30,475	10,071	9,854	0.62
								51,278	51,097	3.22
Utilities: Water
United Flow Technologies	(4) (5) (6)	S +	4.50%		8.27%	12/6/2032	5,780	—	(29)	—
United Flow Technologies	(4) (5)	S +	4.50%		8.27%	12/6/2032	15,752	15,674	15,673	0.98
United Flow Technologies	(4) (5) (6)	S +	4.50%		8.27%	12/6/2032	2,168	(11)	(11)	—
								15,663	15,633	0.98

Total First Lien Debt								$2,630,098	$2,616,864	164.76%

Second Lien Debt
Aerospace and Defense
Peraton Corp.	(4) (7)	S +	8.00%		11.92%	2/1/2029	6,534	6,512	5,186	0.33
Peraton Corp.	(4) (7)	S +	7.75%		11.67%	2/1/2029	3,266	3,157	2,589	0.16
								9,669	7,775	0.49
Banking
Orion Advisor Solutions, Inc.	(4) (5)	S +	5.75%		9.65%	12/31/2030	4,044	3,961	4,045	0.25
Orion Advisor Solutions, Inc.	(4)	S +	5.50%		9.43%	10/10/2033	4,500	4,456	4,545	0.29
								8,417	8,590	0.54
Capital Equipment
Infinite Bidco LLC	(4) (7)	S +	7.00%		11.10%	3/2/2029	6,120	5,524	5,873	0.37
								5,524	5,873	0.37
Cargo Transport
LaserShip, Inc.	(4)	S +	5.50%	(4.00% PIK)	9.43%	8/10/2029	104	29	28	—
								29	28	—

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
Construction & Building
IPS/CP Iris Holdco	(4) (5)	S +	7.00%		10.72%	10/27/2033		12,600	12,414	12,411	0.78
									12,414	12,411	0.78
Containers, Packaging and Glass
Berlin Packaging LLC	(4) (5)	E +	6.50%		8.52%	6/7/2032	EUR	14,057	15,352	16,468	1.04
Berlin Packaging LLC	(4) (5)	S +	6.00%		9.93%	6/7/2032		1,097	1,095	1,094	0.07
Berlin Packaging LLC	(4) (5)	E +	6.50%		8.52%	6/7/2032	EUR	2,386	2,606	2,796	0.17
									19,053	20,358	1.28
High Tech
Gainwell Acquisition Corp.	(4) (5) (7)	S +	8.00%		12.04%	10/2/2028		1,260	1,237	1,235	0.08
Finastra USA, Inc.	(4)	S +	7.00%		10.72%	9/15/2033		30,900	30,477	30,346	1.91
Polaris Newco LLC	(4) (5) (7)	S +	9.00%		12.92%	6/4/2029		59,935	58,385	55,852	3.51
									90,099	87,433	5.50
Services: Business
DG Investment Intermediate Holdings 2 Inc.	(4)	S +	5.50%		9.22%	7/31/2033		10,200	10,151	10,238	0.65
Vision Solutions, Inc.	(4)	S +	7.25%		11.35%	4/23/2029		11,400	10,701	10,830	0.68
									20,852	21,068	1.33
Services: Consumer
All My Sons Moving and Storage of Kansas LLC	(4) (5) (7)	S +	7.75%		11.68%	10/25/2029		1,740	1,698	1,731	0.11
BCPE Empire Holdings, Inc.	(4) (5)	S +	5.25%		9.07%	12/31/2031		38,700	38,345	38,313	2.41
Crash Champions, LLC	(4) (10)				8.75%	2/15/2029		19,650	17,842	19,327	1.22
									57,885	59,371	3.74
Telecommunications
Vertical Bridge, LLC	(4) (10)				8.87%	5/15/2054		2,900	2,900	2,993	0.19
									2,900	2,993	0.19

Total Second Lien Debt									$226,842	$225,900	14.22%

Preferred Equity
Automobile
FleetPride, Inc.	(4) (5)			(14.50% PIK)	14.50%			4	3,136	3,126	0.20
FleetPride, Inc.	(4) (5)							2	321	321	0.02
									3,457	3,447	0.22
Finance
Kymora Ltd.	(5) (9)						EUR	16	9,321	10,643	0.67
									9,321	10,643	0.67
High Tech
Aptean, Inc.	(5)			(13.50% PIK)	13.50%			21,414	21,234	21,414	1.35

Investments-non-controlled/ non-affiliated (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount /Units	Cost (3)	Fair Value	% of Net Assets
						21,234	21,414	1.35
Media: Diversified & Production
Iconic Purchaser Corporation	(5) (7)	(5.00% PIK)	5.00%		1	526	541	0.03
						526	541	0.03
Services: Business
Eclipse Buyer Inc.	(4) (5)	(12.50% PIK)	12.50%		7,128	7,007	7,056	0.45
						7,007	7,056	0.45

Total Preferred Equity						$41,545	$43,101	2.72%

Common Stocks
Aerospace and Defense
Oakswift Holdings Ltd.	(5) (9)				4,854	4,854	4,854	0.31
Oakswift Holdings Ltd.	(5) (9)				2,582	—	—	—
						4,854	4,854	0.31

High Tech
CSAT Solutions Holding LLC	(5) (8)				337	238	370	0.02
						238	370	0.02

Media: Diversified & Production
Iconic Purchaser Corporation	(5) (7)				2	555	554	0.04
						555	554	0.04
Services: Business
Cheval Blanc Holdings Company	(5) (9)				1,671	1,671	1,916	0.12
						1,671	1,916	0.12

Total Common Stocks						$7,318	$7,694	0.49%

Total Investments—non-controlled/non-affiliated						$2,905,803	$2,893,559	182.19%
Total Portfolio Investments						$2,905,803	$2,893,559	182.19%

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
The Company is offering on a continuous basis up to $2.5 billion of common shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company is offering to sell any combination of three classes of common shares, Class S shares, Class D shares, and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of common shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. T. Rowe Price Investment Services, Inc. (the “Managing Dealer”) will use its best efforts to sell shares but is not obligated to purchase or sell any specific amount of shares in the Offering. The Company may also engage in private offerings of its common shares. As of June 30, 2026 and December 31, 2025, the Company had 50,440,868 and 48,394,834, respectively, of Class I shares issued and outstanding, and received net proceeds for the quarter ended June 30, 2026 and the year ended December 31, 2025, inclusive of distributions reinvested through the Company's distribution reinvestment plan and net of repurchases of shares, of $54.5 million and $178.4 million, respectively, as payment for such shares. As of June 30, 2026 and December 31, 2025, the Company had 4,979,525 and 4,624,605, respectively, of Class S shares issued and outstanding, and received net proceeds for the quarter ended June 30, 2026 and the year ended December 31, 2025, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $9.4 million and $80.7 million, respectively, as payment for such shares. As of June 30, 2026 and December 31, 2025, the Company had 7,829,974 and 6,052,852, respectively, of Class D shares issued and outstanding, and received net proceeds for the quarter ended June 30, 2026 and the year ended December 31, 2025, inclusive of distributions reinvested through the Company's distribution reinvestment plan, of $47.0 million and $163.4 million, respectively, as payment for such shares.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash, cash equivalents and restricted cash with high credit-quality institutions to minimize credit risk exposure. As of June 30, 2026 and December 31, 2025, the Company had $14.5 million and $23.8 million of restricted cash, respectively. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company's financing transactions. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents. As of June 30, 2026 and December 31, 2025, $4.5 million and $49.1 million were held in a money market fund, respectively. As of June 30, 2026 and December 31, 2025, approximately $0.8 million and $2.0 million of the cash, cash equivalents, and restricted cash balances were denominated in a foreign currency, respectively.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2026, there was one loan placed on non-accrual status with a $29.4 million cost and $16.0 million fair value. As of December 31, 2025, there were no loans placed on non-accrual status.
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of June 30, 2026 and December 31, 2025, the Company had $0.6 million and $1.5 million of receivables for investments sold, respectively. As of June 30, 2026 and December 31, 2025, the Company had $0.2 million and $3.3 million of payables for investments purchased, respectively.

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
Organizational costs, primarily for legal expenses associated with the establishment of the Company, are expensed as incurred. The Company did not incur organizational costs during the three and six months ended June 30, 2026 and June 30, 2025.

Costs associated with the offering of common shares of the Company will be capitalized as deferred offering expenses and included as a deferred offering cost asset on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of June 30, 2026 and December 31, 2025, the Company had no capitalized deferred offering costs. For the three months ended June 30, 2026 and June 30, 2025, the Company incurred amortization of deferred offering costs of $0.0 million and $0.1 million, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company incurred amortization of deferred offering costs of $0.0 million and $0.2 million, respectively
Income Taxes
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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company did not incur excise tax expense for the three and six months ended June 30, 2026 and June 30, 2025.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through June 30, 2026. As applicable, the Company’s prior year remains subject to examination by U.S. federal, state and local tax authorities.
Distributions
Distributions to shareholders will be recorded on the record date. The amount to be distributed, if any, will be determined each month, and is generally based upon the earnings estimated by the Adviser. The Company has made the election to be regulated as a BDC under the 1940 Act and intends to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, monthly out of the assets legally available for such distributions. However, the Company may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to shareholders.
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
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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
The Amended and Restated Advisory Agreement was effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Amended and Restated Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Amended and Restated Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.
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

For the three months ended June 30, 2026, the Company incurred management fees of $5.1 million, of which none were waived. For the three months ended June 30, 2025, the Company incurred management fees of $4.1 million, of which none were waived. For the six months ended June 30, 2026, the Company incurred management fees of $10.1 million, of which none were waived. For the six months ended June 30, 2025, the Company incurred management fees of $7.9 million, of which none were waived. As of June 30, 2026 and December 31, 2025, $5.1 million and $4.8 million, respectively, remained payable related to the base management fee accrued in management fee payable on the Consolidated Statements of Assets and Liabilities.
Incentive Fee
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company's income and a portion is based on a percentage of the Company's capital gains, each as described below.
Incentive Fee Based on Income
The first part of the incentive fee is based on income, whereby the Company pays the Adviser quarterly in arrears 12.5% of its Pre-Incentive Fee Net Investment Income Returns (as defined below) for the relevant calendar quarter subject to a 1.25% per quarter (5.0% annualized) hurdle rate (the “Hurdle Rate”). “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Amended and Restated Advisory Agreement and an amended and restated administration agreement with the Administrator (the “Amended and Restated Administration Agreement”), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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

For the three months ended June 30, 2026, the Company incurred income incentive fees of $5.7 million, of which none were waived. For the three months ended June 30, 2025, the Company incurred income incentive fees of $5.0 million, of which none were waived. For the six months ended June 30, 2026, the Company incurred income incentive fees of $10.7 million, of which none were waived. For the six months ended June 30, 2025, the Company incurred income incentive fees of $9.2 million, of which none were waived. As of June 30, 2026 and December 31, 2025, $5.7 million and $5.4 million, respectively, remained payable related to the income incentive fee accrued in income incentive fee payable on the Consolidated Statements of Assets and Liabilities.
For the three and six months ended June 30, 2026 and June 30, 2025, the Company incurred no capital gains incentive fees.

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

The following table presents a summary of expense support and the related recoupment of expense support for the three months ended June 30, 2026 and June 30, 2025.

For the Three Months Ended	Expense Support from the Advisor	Payable to Advisor	Recoupment of Expense Support	Unreimbursed Expense Support
June 30, 2026	$(424)	$—	$—	$(424)
June 30, 2025	$—	$556	$556	$—

The following table presents a summary of expense support and the related recoupment of expense support for the six months ended June 30, 2026 and June 30, 2025.

For the Six Months Ended	Expense Support from the Advisor	Payable to Advisor	Recoupment of Expense Support	Unreimbursed Expense Support
June 30, 2026	$(424)	$—	$—	$(424)
June 30, 2025	$—	$556	$1,576	$—
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
The Company incurred expenses related to the Administrator of $1.6 million and $0.7 million for the three months ended June 30, 2026 and June 30, 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statement of Operations. The Company incurred expenses related to the Administrator of $3.5 million and $1.3 million for the six months ended June 30, 2026 and June 30, 2025, respectively, which is included in other general and administrative expenses on the Consolidated Statement of Operations. For the three months ended June 30, 2026 and June 30, 2025, there were $1.7 million and $1.0 million of expenses related to the Administrator that were payable are included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities, respectively. For the six months ended June 30, 2026 and June 30, 2025, there were $1.7 million and $1.0 million of expenses related to the Administrator that were payable are included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities, respectively.
The sub-administrator is compensated for performing its sub-administrative services under the sub-administration agreement. For the three months ended June 30, 2026 and June 30, 2025, the Company incurred expenses related to the sub-administrator of $0.8 million and $0.5 million, respectively, which is included in administrative service expenses on the Consolidated Statement of Operations and the payable included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company incurred expenses related to the sub-administrator of $1.6 million and $1.0 million, respectively, which is included in administrative service expenses on the Consolidated Statement of Operations and the payable included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities, respectively.
Managing Dealer Agreement
On August 18, 2023, the Company entered into a managing dealer agreement (the “Managing Dealer Agreement”) with the Managing Dealer. Under the terms of the Managing Dealer Agreement, the Managing Dealer serves as the managing dealer for the Offering. The Managing Dealer receives distribution and/or shareholder servicing fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of the Company’s net assets attributable to Class S shares and Class D shares as of the beginning of the first calendar day of the month, respectively. No distribution and/or shareholding servicing fees will be paid with respect to Class I shares. The distribution and/or shareholder servicing fees will be payable to the Managing Dealer, but the Managing Dealer anticipates that all or a portion of the shareholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers. The Company or the Adviser may also pay directly, or reimburse the Managing Dealer if the Managing Dealer pays on the Company’s behalf, any organization and offering expenses (other than any upfront selling commissions and shareholder servicing and/or distribution fees), placement fees or brokerage commissions and certain other fees and expenses.
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

Either party may terminate the Managing Dealer Agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Managing Dealer Agreement. The Company’s obligations under the Managing Dealer Agreement to pay the shareholder servicing and/or distribution fees with respect to the Class S and Class D shares distributed shall survive termination of the agreement until such shares are no longer outstanding.
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
For the three months ended June 30, 2026 and June 30, 2025, the Company accrued distribution and shareholder servicing fees for Class S shares of $0.3 million and $0.2 million, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company accrued distribution and shareholder servicing fees for Class S shares of $0.5 million and $0.3 million, respectively. For the three months ended June 30, 2026 and June 30, 2025, the Company accrued distribution and shareholder servicing fees for Class D shares of $0.1 million and $0.0 million, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company accrued distribution and shareholder servicing fees for Class D shares of $0.2 million and $0.0 million, respectively.

Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,868,101	$2,815,947	90.8%	$2,630,098	$2,616,864	90.4%
Second Lien Debt	238,082	219,006	7.1%	226,842	225,900	7.8%
Preferred Equity	40,848	42,757	1.4%	41,545	43,101	1.5%
Common Stocks	7,321	7,058	0.2%	7,318	7,694	0.3%
Asset Backed Securities	16,100	16,054	0.5%	—	—	—%
Total	$3,170,452	$3,100,822	100.0%	$2,905,803	$2,893,559	100.0%

The industry composition of investments based on fair value as of June 30, 2026 and December 31, 2025 were as follows:

June 30, 2026
High Tech	20.6%
Services: Business	16.4%
Healthcare, Education and Childcare	13.0%
Automobile	6.7%
Services: Consumer	5.4%
Capital Equipment	4.4%
Telecommunications	3.7%
Media: Diversified & Production	3.7%
Construction & Building	3.7%
Finance	3.6%
Insurance	3.1%
Aerospace and Defense	2.3%
Chemicals, Plastics and Rubber	2.0%
Retail Stores	2.0%
Healthcare & Pharmaceuticals	1.8%
Consumer Goods: Durable	1.6%
Containers, Packaging and Glass	1.1%
Cargo Transport	0.9%
Printing and Publishing	0.8%
Ecological	0.6%
Banking	0.6%
Fire: Real Estate	0.6%
Utilities: Water	0.6%
Buildings and Real Estate	0.5%
Media: Broadcasting & Subscription	0.3%
Total	100.0%

December 31, 2025
High Tech	19.6%
Services: Business	16.9%
Healthcare, Education and Childcare	14.6%
Automobile	6.7%
Services: Consumer	5.7%
Capital Equipment	5.2%
Finance	4.2%
Media: Diversified & Production	4.1%
Construction & Building	3.5%
Insurance	3.0%
Aerospace and Defense	2.5%
Chemicals, Plastics and Rubber	2.4%
Retail Stores	2.2%
Telecommunications	1.9%
Consumer Goods: Durable	1.7%
Cargo Transport	1.2%
Containers, Packaging and Glass	1.2%
Buildings and Real Estate	1.1%
Printing and Publishing	0.9%
Ecological	0.6%
Utilities: Water	0.5%
Banking	0.3%
Total	100.0%

The geographic composition of investments at cost and fair value as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,994,073	$2,919,733	94.1%	177.8%
United Kingdom	74,683	74,931	2.4%	4.6%
Germany	59,904	62,355	2.0%	3.8%
Canada	28,003	27,889	0.9%	1.7%
Greece	8,935	11,060	0.4%	0.7%
Ireland	4,854	4,854	0.2%	0.3%
Total	$3,170,452	$3,100,822	100.0%	188.9%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,730,855	$2,712,441	93.7%	170.8%
United Kingdom	74,965	75,149	2.6%	4.7%
Germany	59,819	64,215	2.2%	4.0%
Canada	25,989	26,257	0.9%	1.7%
Greece	9,321	10,643	0.4%	0.7%
Ireland	4,854	4,854	0.2%	0.3%
Total	$2,905,803	$2,893,559	100.0%	182.2%

Note 5.  Fair Value Measurements
The following tables present the fair value hierarchy of investments and derivatives as of June 30, 2026 and December 31, 2025, categorized by the ASC 820 valuation hierarchy, as previously described:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$121,143	$2,694,804	$2,815,947
Second Lien Debt	—	70,903	148,103	219,006
Preferred Equity	—	—	42,757	42,757
Common Stocks	—	—	7,058	7,058
Asset Backed Securities	—	16,054	—	16,054
Total Investments at fair value	$—	$208,100	$2,892,722	$3,100,822
Interest rate swaps	—	4,611	—	4,611
Foreign currency forward contracts	—	1,890	—	1,890
Total	$—	$214,601	$2,892,722	$3,107,323

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$174,024	$2,442,840	$2,616,864
Second Lien Debt	—	91,955	133,945	225,900
Preferred Equity			43,101	43,101
Common Stocks			7,694	7,694
Total Investments at fair value	$—	$265,979	$2,627,580	$2,893,559
Interest rate swaps		10,576	—	10,576
Foreign currency forward contracts		405	—	405
Total	$—	$276,960	$2,627,580	$2,904,540

The following tables present the change in the fair value of financial instruments for the three and six months ended June 30, 2026 and June 30, 2025, for which Level 3 inputs were used to determine the fair value:

	For the Three Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Preferred Equity	Common Stocks	Total Investments
Fair value, beginning of period	$2,570,274	$123,306	$42,986	$7,347	$2,743,913
Purchases of investments (1)	155,264	24,577	1,622	3	181,466
Proceeds from principal repayments and sales of investments	(39,731)	(991)	(2,692)	—	(43,414)
Accretion of discount/amortization of premium	1,445	139	140	—	1,724
Net realized gain (loss)	6	—	9		15
Net change in unrealized appreciation (depreciation)	(9,847)	1,072	692	(292)	(8,375)
Transfers into Level 3 (2)	17,393	—	—	—	17,393
Transfers out of Level 3 (2)	—	—	—	—	—
Fair value, end of period	$2,694,804	$148,103	$42,757	$7,058	$2,892,722
Net change in unrealized appreciation (depreciation) related to financial instruments still held as June 30, 2026	$(8,899)	$1,072	$691	$(293)	$(7,429)

	For the Six Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Preferred Equity	Common Stocks	Total Investments
Fair value, beginning of period	$2,442,840	$133,945	$43,101	$7,694	$2,627,580
Purchases of investments (1)	355,194	24,577	1,845	3	381,619
Proceeds from principal repayments and sales of investments	(107,965)	(991)	(2,692)	—	(111,648)
Accretion of discount/amortization of premium	2,607	252	140	—	2,999
Net realized gain (loss)	197	—	9	—	206
Net change in unrealized appreciation (depreciation)	(22,298)	(9,680)	354	(639)	(32,263)
Transfers into Level 3 (2)	24,229	—	—	—	24,229
Transfers out of Level 3 (2)	—	—	—	—	—
Fair value, end of period	$2,694,804	$148,103	$42,757	$7,058	$2,892,722
Net change in unrealized appreciation (depreciation) related to financial instruments still held as June 30, 2026	$(21,668)	$(9,678)	$354	$(639)	$(31,631)

(1) Purchases include PIK interest, if applicable.
(2) Transfers between levels are recognized at the beginning of the year in which the transfers occur. For the three and six months ended June 30, 2026, there was one transfer into Level 3 from Level 2 was primarily due to decreased price transparency.

	For the Three Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Preferred Equity	Common Stocks	Total Investments
Fair value, beginning of period	$1,970,412	$73,706	$27,954	$—	$2,072,072
Purchases of investments (1)	232,417	54,512	8,494	6,012	301,435
Proceeds from principal repayments and sales of investments	(191,059)	1	—	—	(191,058)
Accretion of discount/amortization of premium	3,069	78	—	—	3,147
Net realized gain (loss)	760	—	—	—	760
Net change in unrealized appreciation (depreciation)	(5,175)	324	317	(63)	(4,597)
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—
Fair value, end of period	$2,010,424	$128,621	$36,765	$5,949	$2,181,759
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2025	$(2,469)	$324	$317	$(63)	$(1,891)

	For the Six Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Preferred Equity	Common Stocks	Total Investments
Fair value, beginning of period	$1,928,818	$50,358	$6,176	$—	$1,985,352
Purchases of investments (1)	353,207	83,605	30,096	6,012	472,920
Proceeds from principal repayments and sales of investments	(246,586)	(5,544)	—	—	(252,130)
Accretion of discount/amortization of premium	4,876	262	—	—	5,138
Net realized gain (loss)	(1,737)	—	—	—	(1,737)
Net change in unrealized appreciation (depreciation)	(5,820)	(60)	493	(63)	(5,450)
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	(22,334)	—	—	—	(22,334)
Fair value, end of period	$2,010,424	$128,621	$36,765	$5,949	$2,181,759
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2025	$(3,120)	$70	$493	$(63)	$(2,620)

(1) Purchases include PIK interest, if applicable.
(2) Transfers between levels are recognized at the beginning of the year in which the transfers occur. For the three and six months ended June 30, 2025, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2026 and December 31, 2025.  The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2026
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
First Lien Debt	$2,610,630	Discounted cash flow	Comparative Yield	7.3% - 17.6% (9.4%)
First Lien Debt	21,371	Market Comparable Companies	EBITDA Multiple	6x - 7x (6.61x)
First Lien Debt	39,164	Precedent transactions	Transaction Price	N/A
First Lien Debt	16,000	Discounted cash flow	EBITDA Multiple	8x
First Lien Debt	7,639	Discounted cash flow	Discount Rate	6.3%
Total First Lien Debt	$2,694,804
Second Lien Debt	148,103	Discounted cash flow	Comparative Yield	9.1% - 23.5% (14.1%)
Total Second Lien Debt	$148,103
Preferred Equity	31,260	Discounted cash flow	Comparative Yield	12.6% - 17.8% (13.8%)
Preferred Equity	437	Market Comparable Companies	EBITDA Multiple	9.0x - 10.0x (9.5x)
Preferred Equity	11,060	Discounted cash flow	EBITDA Multiple	8.2x
Total Preferred Equity	$42,757
Common Stocks	2,204	Market Comparable Companies	EBITDA Multiple	9.0x - 11.5x (11.4x)
Common Stocks	—	Precedent transactions	Transaction Price	N/A
Common Stocks	4,854	Discounted cash flow	Discount Rate	27.7%
Total Common Stocks	$7,058
Total	$2,892,722

	December 31, 2025
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average) (1)
First Lien Debt	$2,272,969	Discounted cash flow	Comparative Yield	7.4% - 16.2% (9.0%)
First Lien Debt	13,079	Market Comparable Companies	EBITDA Multiple	7.0x
First Lien Debt	149,153	Precedent transactions	Transaction Price	N/A
First Lien Debt	7,639	Discounted cash flow	EBITDA Multiple	12.0x
Total First Lien Debt	$2,442,840
Second Lien Debt	133,945	Discounted cash flow	Comparative Yield	9.0% - 15.1% (11.9%)
Total Second Lien Debt	$133,945
Preferred Equity	32,137	Discounted cash flow	Comparative Yield	12.6% - 20.6% (13.8%)
Preferred Equity	321	Market Comparable Companies	EBITDA Multiple	10.0x
Preferred Equity	10,643	Discounted cash flow	EBITDA Multiple	7.0x
Total Preferred Equity	$43,101
Common Stocks	2,470	Market Comparable Companies	EBITDA Multiple	10.0x - 12.5x (11.9x)
Common Stocks	370	Precedent transactions	Transaction Price	N/A
Common Stocks	4,854	Discounted cash flow	Discount Rate	23.9%
Total Common Stocks	$7,694
Total	$2,627,580

(1) Weighted averages are calculated based on fair value of investments.

The Company used the income approach to determine the fair value of certain Level 3 assets as of June 30, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. An increase/decrease in the EBITDA multiple would result in an increase/decrease, respectively, in the fair value.

Financial instruments disclosed but not carried at fair value

The following table presents the fair value of the Company's debt obligations as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
JPM Credit Facility	$806,146	$776,146
BNP Credit Facility	336,600	261,500
2024A Senior Notes	305,729	310,576
CIBC Credit Facility	76,000	96,000
Total Debt	$1,524,475	$1,444,222
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

Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company's asset coverage was 207.7% and 210.0%, respectively.
The following tables present the Company’s outstanding borrowings as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value
JPM Credit Facility (1)	$1,030,000	$806,146	$806,146
BNP Credit Facility (1)	500,000	336,600	336,600
2024A Senior Notes (2)	300,000	300,000	303,725
CIBC Credit Facility (1)	250,000	76,000	76,000
Total Debt	$2,080,000	$1,518,746	$1,522,471

	December 31, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value
JPM Credit Facility (1)	$1,030,000	$776,146	$776,146
BNP Credit Facility (1)	500,000	261,500	261,500
2024A Senior Notes (2)	300,000	300,000	308,210
CIBC Credit Facility (1)	250,000	96,000	96,000
Total Debt	$2,080,000	$1,433,646	$1,441,856
(1)Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(2)Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs. As of June 30, 2026, carrying value is also inclusive of an incremental adjustment of $5.7 million in the carrying value of the 2024A Senior Notes resulting from a hedge accounting relationship.
For the three months ended June 30, 2026, the Company had total average borrowings of $1,475.5 million, at a weighted average interest rate of 6.0%. For the three months ended June 30, 2025, the Company had total average borrowings of $1,055.6 million, at a weighted average interest rate of 6.9%. For the six months ended June 30, 2026, the Company had total average borrowings of $1,447.7 million, at a weighted average interest rate of 6.0%. For the six months ended June 30, 2025, the Company had total average borrowings of $1,001.6 million, at a weighted average interest rate of 7.0%.

A summary of contractual maturities of our debt obligations was as follows as of June 30, 2026:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPM Credit Facility	$806,146	$—	$—	$806,146	$—
BNP Credit Facility	336,600	—	—	336,600	—
2024A Senior Notes	300,000	—	300,000	—	—
CIBC Credit Facility	76,000	—	—	76,000	—
Total Debt Obligations	$1,518,746	$—	$300,000	$1,218,746	$—

JPM Credit Facility

On November 15, 2022, the Company initially entered into a senior secured revolving credit agreement (as amended, the “JPM Credit Agreement” or the “JPM Credit Facility”) as Borrower, with JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the lenders party thereto.

On February 28, 2025, the Company entered into a third commitment increase agreement (the “Third Commitment Increase Agreement”) to, among other things, increase the total aggregate commitments from lenders under the revolving credit facility governed by the JPM Credit Agreement from $795.0 million to $955.0 million.

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

On August 20, 2025, the Company entered into a fourth commitment increase agreement (the “Fourth Commitment Increase Agreement”) to, among other things increase the total aggregate commitments from lenders under the revolving credit facility governed by the JPM Credit Agreement from $955.0 million to $1,030.0 million and increase the accordion feature pursuant to which the aggregate amount of all commitments thereunder may be further increased up to $1,432.5 million.

The JPM Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2026, the Company was in compliance with these covenants.

Borrowings under the JPM Credit Facility bear interest at SOFR plus 1.75%. The Company pays an unused commitment fee of 37.5 basis points (0.375%) per annum. As of June 30, 2026, the stated maturity date was May 2, 2030.

As of June 30, 2026 and December 31, 2025, there were $806.1 million and $776.1 million of borrowings outstanding under the JPM Credit Facility, respectively.

For the three and six months ended June 30, 2026 and June 30, 2025, the components of interest expense related to the JPM Credit Facility were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$11,123	$6,869	$21,688	$12,967
Unused facility fee	329	494	588	902
Amortization of deferred financing costs	632	545	1,255	926
Total interest and debt financing expense	$12,084	$7,908	$23,531	$14,795
For the three months ended June 30, 2026 and June 30, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the JPM Credit Facility was 5.6% and 6.3%, respectively. For the six months ended June 30, 2026 and June 30, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the JPM Credit Facility was 5.6% and 6.4%, respectively.
BNP Credit Facility

On June 30, 2023, the Company initially entered into an amended and restated revolving credit and security agreement (the “BNP Credit Agreement” or “BNP Credit Facility”) with the Company, as Equityholder, TRP OHA SPV Funding I, LLC, a wholly-owned subsidiary of the company (“SPV Funding I”) as borrower, BNP Paribas (“BNP”), as administrative agent, TRP OHA Servicer I, LLC, as servicer, The Bank of New York Mellon Trust Company, National Association (“BNYM”), as collateral agent, and the lenders party thereto. The facility amount under the BNP Credit Agreement is $400.0 million.
The period ended June 30, 2026 is referred to as the reinvestment period and during such reinvestment period, SPV Funding I may request drawdowns under the BNP Credit Agreement. The final maturity date is the earliest of: (a) the business day designated by SPV Funding I as the final maturity date upon not less than three business days’ prior written notice to the Administrative Agent, the Collateral Agent, the Lenders, the Custodian and the Collateral Administrator, (b) June 30, 2028, and (c) the date on which the Administrative Agent provides notice of the declaration of the final maturity date after the occurrence of an event of default. The BNP Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2026, the Company was in compliance with these covenants.

Assets that are pledged as collateral for the BNP Credit Facility are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the BNP Revolving Credit Facility.

On November 25, 2025, SPV Funding I entered into the Third Amendment (the “Third Amendment”) to the BNP Credit Agreement to, among other things, (i) increase the maximum facility amount from $400.0 million to $500.0 million, (ii) reduce the applicable margin for advances from 2.25% per annum to 1.85% per annum prior to the end of the reinvestment period and 2.35% per annum thereafter, (iii) change the unused commitment fee which ranges from 0 to 125 basis points (1.25%) depending on the unused amount under the BNP Credit Facility, and (iv) extended the maturity date to November 25, 2030.

As of June 30, 2026 and December 31, 2025, there were $336.6 million and $261.5 million of borrowings outstanding under the BNP Credit Facility, respectively. As of June 30, 2026, the stated maturity date of the BNP Credit Facility is November 25, 2030.

For the three and six months ended June 30, 2026 and June 30, 2025, the components of interest expense related to the BNP Credit Facility were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$4,416	$4,392	$8,044	$8,652
Unused facility fee	144	153	498	303
Amortization of deferred financing costs	360	105	715	209
Total interest and debt financing expense	$4,920	$4,650	$9,257	$9,164

For the three months ended June 30, 2026 and June 30, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the BNP Credit Facility was 5.6% and 6.7%, respectively. For the six months ended June 30, 2026 and June 30, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the BNP Credit Facility was 5.6% and 6.7%, respectively.

2024A Senior Notes Unsecured Notes

On March 7, 2024, the Company entered into a Master Note Purchase Agreement (the “2024 Note Purchase Agreement”) governing the issuance of $300.0 million in aggregate principal amount of Series 2024A Senior Notes, due March 7, 2029, with a fixed interest rate of 7.77% per year (the “2024A Notes”), to qualified institutional investors in a private placement. Interest on the 2024A Notes is due semiannually on January 15 and July 15 each year. The 2024A Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

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

The balance of unamortized debt issuance costs related to the 2024A Notes was $2.0 million and $2.4 million as of June 30, 2026 and December 31, 2025, respectively.

On February 6, 2025, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company's investment portfolio, which consists of predominantly floating rate loans. The notional amount of the interest rate swap is $300.0 million and the interest rate swap matures on September 9, 2028. As a result of the swap, the Company's effective interest rate on the 2024A Notes is SOFR plus 3.708%. As of June 30, 2026, the interest rate swap had a fair value of $5.7 million, which is reflected as a derivative asset at fair value on the Consolidated Statements of Assets and Liabilities.

For the three and six months ended June 30, 2026 and June 30, 2025, the components of interest expense related to the 2024A Notes were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$5,562	$6,202	$11,094	$12,484
Amortization of debt issuance costs	181	183	362	362
Total interest and debt financing expense	$5,743	$6,385	$11,456	$12,846

These amounts are included in the interest expense in the Company's Consolidated Statements of Operations. Please see Note 7 for further information about the Company's interest rate swap.

As of June 30, 2026 and December 31, 2025, the components of the carrying value of the 2024A Notes and the stated interest rates were as follows:

	As of
	June 30, 2026	December 31, 2025
Principal amount of debt	$300,000	$300,000
Debt issuance costs	(2,004)	(2,366)
Fair value of an effective hedges	5,729	10,576
Carrying value of debt	$303,725	$308,210

For the three months ended June 30, 2026 and June 30, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding for the 2024A Senior Notes was 7.4% and 8.2%, respectively. For the six months ended June 30, 2026 and June 30, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding for the 2024A Senior Notes was 7.5% and 8.2%, respectively.

CIBC Credit Facility Agreement

On November 5, 2024, the Company initially entered into a loan and servicing agreement (the “CIBC Loan Agreement” or the “CIBC Credit Facility”), among TRP OHA SPV Funding II, LLC, a wholly-owned subsidiary of the Company (“SPV Funding II”) as borrower, the Company, as transferor, TRP OHA Servicer II, LLC, as servicer, The Bank of New York Mellon Trust Company, National Association, as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce (“CIBC”), as administrative agent (the “Administrative Agent”). The facility amount under the CIBC Loan Agreement is $250.0 million (the “Maximum Commitment”).

The CIBC Loan Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature. As of June 30, 2026, the Company was in compliance with these covenants.

Assets that are pledged as collateral under the CIBC Loan Agreement are not available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the CIBC Loan Agreement.

As of June 30, 2026, borrowings under the CIBC Loan Agreement bear interest at (a) in the case of borrowings denominated in USD, either Daily Simple SOFR or Term SOFR, at the election of SPV Funding II, plus 2.10%, (b) in the case of borrowings denominated in GBP, Daily Simple SONIA plus 2.10%, (c) the case of borrowings denominated in CAD, Term CORRA plus 2.10% or (d) the case of borrowings denominated in EUR, EURIBOR plus 2.10%. The Company is to pay an unused commitment fee of 50 basis points (0.50%) per annum on certain unused amounts subject to a 50% minimum utilization beginning May 5, 2025. As of June 30, 2026, the stated maturity date is November 5, 2029.

On June 4, 2025, SPV Funding II entered into the first amendment to the CIBC Loan Agreement to, among other things, reduce the applicable spread for advances to 1.85% per annum.

As of June 30, 2026 and December 31, 2025, there were $76.0 million and $96.0 million of borrowings outstanding under the CIBC Credit Facility, respectively.

For the three and six months ended June 30, 2026 and June 30, 2025, the components of interest expense related to the CIBC Credit Facility were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$1,009	$922	$2,337	$932
Unused facility fee	543	—	817	—
Amortization of deferred financing costs	95	95	190	189
Total interest and debt financing expense	$1,647	$1,017	$3,344	$1,121

For the three months ended June 30, 2026 and June 30, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the CIBC Credit Facility was 5.6% and 6.5%, respectively. For the six months ended June 30, 2026 and June 30, 2025, the weighted average interest rate on the aggregate principal amount of indebtedness outstanding under the CIBC Credit Facility was 5.6% and 6.5%, respectively.

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
Foreign Currency Forwards
The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its shareholders, as described in Note 2. The fair value of derivative contracts open as of June 30, 2026 and December 31, 2025 is included on the Consolidated Schedules of Investments by contract. The Company had no collateral payable as of June 30, 2026 and December 31, 2025.
During the three months ended June 30, 2026 and June 30, 2025, the average notional exposure for foreign currency forward contracts was $123.9 million and $113.7 million, respectively. During the six months ended June 30, 2026 and June 30, 2025, the average notional exposure for foreign currency forward contracts was $124.7 million and $89.8 million, respectively.
Interest Rate Swaps
The Company enters into interest rate swap transactions from time to time to hedge fixed rate debt obligations and certain fixed rate debt investments. Each of the Company’s interest rate swaps are with one counterparty and are centrally cleared through a registered commodities exchange. Refer to the Consolidated Schedule of Investments for additional disclosure regarding these interest rate swaps.

The following table presents the amounts paid and received on the Company's interest rate swap transactions, excluding upfront fees, as of June 30, 2026 and December 31, 2025:

			As of June 30, 2026
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap - Morgan Stanley	9/8/2028	$300,000	$(56,207)	$50,497	$(5,710)
Interest rate swap - J.P Morgan	7/2/2031	400,000	$—	$—	$—
Total		$700,000	$(56,207)	$50,497	$(5,710)

			As of December 31, 2025
	Maturity Date	Notional Amount	Paid	Received	Net
Interest rate swap	9/8/2028	300,000	(42,401)	$31,661	$(10,740)

Interest Rate Swap - Morgan Stanley

As of June 30, 2026 and December 31, 2025, the effective hedge interest rate swap had a fair value of $5.7 million and $10.6 million, respectively, which was offset by an equal, but opposite, fair value change for the hedged risk on the 2024A Senior Notes. See Note 6 for further information regarding the hedged secured notes and the related interest rate swap contract.

Interest Rate Swap - J.P. Morgan

On June 25, 2026, the Company executed a new interest rate swap hedge on its Notes with JPMorgan Chase Bank, N.A. which were issued effective July 2, 2026. As of June 30, 2026, the effective hedge interest rate swap had a fair value of $(1.1) million, which was offset by an equal, but opposite, change in Other Assets of $1.1 million on the Consolidated Statements of Assets and Liabilities.

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

The following tables present both gross and net information about derivative instruments in the Consolidated Statements of Assets and Liabilities as of June 30, 2026 and December 31, 2025.

June 30, 2026
Counterparty	Hedged Instrument	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral (Received)/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	Foreign currency forward contract	$1,890	$—	$1,890	$—	$1,890
Morgan Stanley	Interest rate swap	5,729	—	5,729	(5,710)	19
J.P. Morgan	Interest rate swap	—	(1,118)	(1,118)	—	(1,118)
Total		$7,619	$(1,118)	$6,501	$(5,710)	$791

December 31, 2025
Counterparty	Hedged Instrument	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral (Received)/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	Foreign currency forward contract	$405	$—	$405	$—	$405
Morgan Stanley	Interest rate swap	$10,576	$—	$10,576	$(10,740)	$(164)
Total		$10,981	$—	$10,981	$(10,740)	$241

(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual set off rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Consolidated Statements of Operations during the three and six months ended June 30, 2026 was as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2026
Realized gain (loss) on foreign currency forward contracts	$1,357	$4,161
Net change in unrealized gain (loss) on foreign currency forward contracts	1,351	1,486
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$2,708	$5,647
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
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	June 30, 2026	December 31, 2025
Unfunded delayed draw commitments	$258,891	$347,454
Unfunded revolving commitments	155,515	153,170
Total unfunded commitments	$414,406	$500,624

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2026, management was not aware of any pending or threatened litigation.
Note 10. Net Assets
As of June 30, 2026 and December 31, 2025, the Company had 50,440,868 and 48,394,834 of Class I shares issued and outstanding with a par value of $0.01 per share, respectively. As of June 30, 2026 and December 31, 2025, the Company had 4,979,525 and 4,624,605 of Class S shares issued and outstanding with a par value of $0.01 per share, respectively. As of June 30, 2026 and December 31, 2025, the Company had 7,829,974 and 6,052,852 of Class D shares issued and outstanding with a par value of $0.01 per share.

The following table summarizes capital activity for the three months ended June 30, 2026:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	62,662,687	$627	$1,710,593	$(15,724)	$(2,545)	$(54,549)	$1,638,402
Common shares issued	1,240,712	13	32,324	—	—	—	32,337
Distribution reinvestment	334,794	3	8,785	—	—	—	8,788
Repurchase of common shares	(987,826)	(10)	(25,818)	—	—	—	(25,828)
Net investment income (loss)	—	—	—	38,339	—	—	38,339
Net realized gain (loss)	—	—	—	—	279	—	279
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(14,535)	(14,535)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,329	1,329
Distributions declared	—	—	—	(37,264)	—	—	(37,264)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	63,250,367	$633	$1,725,884	$(14,649)	$(2,266)	$(67,755)	$1,641,847

The following table summarizes capital activity for the three months ended June 30, 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	45,976,757	$460	$1,265,939	$(2,354)	$(3,755)	$(7,477)	$1,252,813
Common shares issued	5,597,687	57	152,329	—	—		152,386
Distribution reinvestment	178,544	2	4,843	—	—	—	4,845
Repurchase of common shares	(12)	(1)	(328)	—	—	—	(329)
Net investment income (loss)	—	—	—	34,708	—	—	34,708
Net realized gain (loss)	—	—	—	—	(4,303)	—	(4,303)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(5,247)	(5,247)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(2,152)	(2,152)
Distributions declared	—	—	—	(34,573)	(6,158)	—	(40,731)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	51,752,976	$518	$1,422,783	$(2,219)	$(14,216)	$(14,876)	$1,391,990

The following table summarizes capital activity for the six months ended June 30, 2026:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	59,072,291	$591	$1,615,011	$(9,855)	$(5,793)	$(11,708)	$1,588,246
Common shares issued	4,686,574	47	124,110	—	—	—	124,157
Distribution reinvestment	673,936	7	17,811	—	—	—	17,818
Repurchase of common shares	(1,182,434)	(12)	(31,048)	—	—	—	(31,060)
Net investment income (loss)	—	—	—	74,452	—	—	74,452
Net realized gain (loss)	—	—	—	—	3,527	—	3,527
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(57,386)	(57,386)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,339	1,339
Distributions declared	—	—	—	(79,246)	—	—	(79,246)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	63,250,367	$633	$1,725,884	$(14,649)	$(2,266)	$(67,755)	$1,641,847

The following table summarizes capital activity for the six months ended June 30, 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	43,472,573	$435	$1,197,185	$(85)	$413	$2,681	$1,200,629
Common shares issued	7,954,092	81	217,018	—	—	—	217,099
Distribution reinvestment	326,323	3	8,908	—	—	—	8,911
Repurchase of common shares	(12)	(1)	(328)	—	—	—	(329)
Net investment income (loss)	—	—	—	63,257	—	—	63,257
Net realized gain (loss)	—	—	—	—	(8,471)	—	(8,471)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(15,322)	(15,322)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(2,235)	(2,235)
Distributions declared	—	—	—	(65,391)	(6,158)	—	(71,549)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	51,752,976	$518	$1,422,783	$(2,219)	$(14,216)	$(14,876)	$1,391,990

The following table summarizes transactions in common shares during the three months ended June 30, 2026:

	Shares	Amount
Class I:
Proceeds from shares sold	511,070	$13,350
Repurchase of shares	(682,413)	(17,843)
Distribution reinvestment	179,300	4,677
Net increase (decrease)	7,957	184
Class S:
Proceeds from shares sold	198,044	5,158
Repurchase of shares	(288,310)	(7,538)
Transfer of shares	—	(46)
Distribution reinvestment	59,938	1,617
Net increase (decrease)	(30,328)	(809)
Class D:
Proceeds from shares sold	531,599	13,875
Repurchase of shares	(17,104)	(447)
Distribution reinvestment	95,556	2,494
Net increase (decrease)	610,051	15,922
Total increase (decrease)	587,680	$15,297

The following table summarizes transactions in common shares during the six months ended June 30, 2026:

	Shares	Amount
Class I:
Proceeds from shares sold	2,500,625	$66,426
Repurchase of shares	(810,228)	(21,279)
Distribution reinvestment	355,637	9,372
Net increase (decrease)	2,046,034	54,519
Class S:
Proceeds from shares sold	584,292	15,441
Repurchase of shares	(355,103)	(9,334)
Transfer of shares	167	(46)
Distribution reinvestment	125,564	3,365
Net increase (decrease)	354,920	9,426
Class D:
Proceeds from shares sold	1,601,490	42,336
Repurchase of shares	(17,104)	(447)
Distribution reinvestment	192,736	5,081
Net increase (decrease)	1,777,122	46,970
Total increase (decrease)	4,178,076	$110,915

The following table summarizes transactions in common shares during the three months ended June 30, 2025:

	Shares	Amount
Class I:
Proceeds from shares sold	2,653,061	$72,170
Repurchase of shares	(12,079)	(329)
Distribution reinvestment	124,468	3,378
Net increase (decrease)	2,765,450	$75,219
Class S:
Proceeds from shares sold	816,669	22,184
Repurchase of shares	—	—
Distribution reinvestment	38,620	1,048
Net increase (decrease)	855,289	$23,232
Class D:
Proceeds from shares sold	2,140,025	58,032
Repurchase of shares	—	—
Distribution reinvestment	15,455	419
Net increase (decrease)	2,155,479	$58,451
Total increase (decrease)	5,776,219	$156,902

The following table summarizes transactions in common shares during the six months ended June 30, 2025:

	Shares	Amount
Class I:
Proceeds from shares sold	3,942,782	$107,583
Repurchase of shares	(12,079)	(329)
Distribution reinvestment	243,903	6,664
Net increase (decrease)	4,174,606	$113,918
Class S:
Proceeds from shares sold	1,644,990	44,954
Repurchase of shares	—	—
Distribution reinvestment	66,965	1,828
Net increase (decrease)	1,711,955	$46,782
Class D:
Proceeds from shares sold	2,378,387	64,562
Repurchase of shares	—	—
Distribution reinvestment	15,455	419
Net increase (decrease)	2,393,842	$64,981
Total increase (decrease)	8,280,403	$225,681

The Company determines NAV per share as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first business day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available. The following table summarizes each month-end NAV per share for Class S, Class D, and Class I common shares for the six months ended June 30, 2026:

	NAV Per Share
	Class S	Class D	Class I
January 31, 2026	$26.69	$26.69	$26.69
February 28, 2026	$26.33	$26.33	$26.33
March 31, 2026	$26.15	$26.15	$26.15
April 30, 2026	$26.10	$26.10	$26.10
May 31, 2026	$26.00	$26.00	$26.00
June 30, 2026	$25.96	$25.96	$25.96

The following table summarizes each month-end NAV per share for Class S, Class D, and Class I common shares for the periods in which there were common share issuances during the six months ended June 30, 2025:

	NAV Per Share
	Class S	Class D	Class I
January 31, 2025	$27.50	$—	$27.50
February 28, 2025	$27.40	$—	$27.40
March 31, 2025	$27.25	$27.25	$27.25
April 30, 2025	$27.07	$27.07	$27.07
May 31, 2025	$27.11	$27.11	$27.11
June 30, 2025	$26.90	$26.90	$26.90

Distributions

Distributions are recorded on the record date. The following tables summarize distributions declared during the six months ended June 30, 2026:

			Class I
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 30, 2026	January 30, 2026	March 4, 2026	$0.20	$0.03	$—	$11,228
February 27, 2026	February 27, 2026	March 31, 2026	0.20	0.03	—	11,507
March 23, 2026	March 31, 2026	April 29, 2026	0.20	0.03	—	11,600
April 24, 2026	April 30, 2026	May 29, 2026	0.20	—	—	10,000
May 27, 2026	May 29, 2026	June 30, 2026	0.20	—	—	10,050
June 22, 2026	June 30, 2026	July 31, 2026	0.20	—	—	10,088
Total			$1.20	$0.09	$—	$64,473

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 30, 2026	January 30, 2026	March 4, 2026	$0.18	$0.03	$—	$987
February 27, 2026	February 27, 2026	March 31, 2026	0.18	0.03	—	1,023
March 23, 2026	March 31, 2026	April 29, 2026	0.18	0.03	—	1,064
April 24, 2026	April 30, 2026	May 29, 2026	0.18	—	—	867
May 27, 2026	May 29, 2026	June 30, 2026	0.18	—	—	883
June 22, 2026	June 30, 2026	July 31, 2026	0.18	—	—	904
Total			$1.08	$0.09	$—	$5,728

			Class D
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 30, 2026	January 30, 2026	March 4, 2026	$0.19	$0.03	$—	$1,438
February 27, 2026	February 27, 2026	March 31, 2026	0.19	0.03	—	1,513
March 23, 2026	March 31, 2026	April 29, 2026	0.19	0.03	—	1,622
April 24, 2026	April 30, 2026	May 30, 2026	0.19	—	—	1,452
May 27, 2026	May 29, 2026	June 30, 2026	0.19	—	—	1,496
June 22, 2026	June 30, 2026	July 31, 2026	0.19	—	—	1,524
Total			$1.14	$0.09	$—	$9,045

(1) Base distributions per share are net of distribution and/or shareholder servicing fees.
(2) There were zero capital gain distributions for the six months ended June 30, 2026.

The following table summarizes distributions declared during the six months ended June 30, 2025:

			Class I
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share (2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.20	$0.03	$—	$9,688
February 26, 2025	February 28, 2025	April 1, 2025	0.20	0.03	—	9,750
March 26, 2025	March 31, 2025	April 30, 2025	0.20	0.03	—	9,943
April 28, 2025	April 30, 2025	May 30, 2025	0.20	0.03	—	10,371
May 29, 2025	May 30, 2025	June 30, 2025	0.20	0.03	—	10,431
June 25, 2025	June 30, 2025	July 31, 2025	0.20	0.03	0.12	16,098
Total			$1.20	$0.18	$0.12	$66,281

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share (2)	Total Distributions
January 27, 2025	January 31, 2025	March 3, 2025	$0.18	$0.03	$—	$391
February 26, 2025	February 28, 2025	April 1, 2025	$0.18	$0.03	$—	$464
March 26, 2025	March 31, 2025	April 30, 2025	$0.18	$0.03	$—	$528
April 28, 2025	April 30, 2025	May 30, 2025	$0.18	$0.03	$—	$609
May 29, 2025	May 30, 2025	June 30, 2025	$0.18	$0.03	$—	$653
June 25, 2025	June 30, 2025	July 31, 2025	0.18	0.03	0.12	1,113
Total			$1.08	$0.18	$0.12	$3,758

			Class D(3)
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share (2)	Total Distributions
March 26, 2025	March 31, 2025	April 30, 2025	$0.19	$0.03	$—	$53
April 28, 2025	April 30, 2025	May 30, 2025	0.20	0.03	—	$156
May 29, 2025	May 30, 2025	June 30, 2025	0.20	0.03	—	$465
June 25, 2025	June 30, 2025	July 31, 2025	0.19	0.03	0.12	$836
Total			$0.78	$0.12	$0.12	$1,510

(1) Base distributions per share are net of distribution and/or shareholder servicing fees.
(2) There were zero capital gain distributions for the six months ended June 30, 2025.
(3) Class D inception date is March 3, 2025.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash distributions declared on behalf of our shareholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions (net of applicable withholding taxes) automatically reinvested in additional shares as described below, rather than receiving the cash distribution or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

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

Through June 30, 2026, a portion of the Company’s distributions resulted from expense support from the Adviser, and future distributions may result from expense support from the Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement is to avoid distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods and/or the Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the six months ended June 30, 2026:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.17	$5,728	$1.23	$9,045	$1.29	$64,473
Net realized gain	—	—	—	—	—	—
Total	$1.17	$5,728	$1.23	$9,045	$1.29	$64,473

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the six months ended June 30, 2025:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.26	$3,354	$0.90	$1,223	$1.38	$60,814
Net realized gain	0.12	404	0.12	287.00	0.12	5,467
Total	$1.38	$3,758	$1.02	$1,510	$1.50	$66,281

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

The following table sets forth information regarding repurchases of shares of our common stock during the six months ended June 30, 2026 (dollars in thousands):

Repurchase Request Deadline	Percentage Outstanding Shares the Company Offered to Repurchase (1)	Repurchase Pricing Date	Amount Repurchased (all classes)	Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Purchased (1)
March 16, 2026	5.00%	March 31, 2026	$25,806	987,826	1.58%
June 2, 2026	5.00%	June 30, 2026	$46,679	1,798,230	2.84%

(1) Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full. Repurchase requests submitted by June 2, 2026 were satisfied in the third quarter of 2026.

Note 11. Consolidated Financial Highlights

The following are consolidated financial highlights for Class I, Class S and Class D common shares outstanding for the six months ended June 30, 2026 and June 30, 2025.

	Six Months Ended June 30, 2026
	Class I	Class S	Class D
Per Share Data: (1)
Net asset value, beginning of period	$26.89	$26.89	$26.89
Net investment income	1.21	1.10	1.18
Net unrealized and realized gain (loss) (2)	(0.85)	(0.86)	(0.88)
Net increase (decrease) in net assets resulting from operations (3)	0.36	0.24	0.30
Distributions declared	(1.29)	(1.17)	(1.23)
Total increase (decrease) in net assets (3)	(0.93)	(0.93)	(0.93)
Net asset value, end of period	$25.96	$25.96	$25.96
Shares outstanding, end of period	50,440,868	4,979,525	7,829,974
Total return based on NAV (4)	1.36%	0.93%	1.24%
Ratios:
Portfolio turnover ratio (5)	4.87%	4.87%	4.87%
Ratio of expenses before management fee, incentive fees, waivers and expense recoupment to average net assets (6)	13.82%	15.54%	14.35%
Ratio of expenses after management and incentive fees before waivers and expense recoupment to average net assets (6)	19.02%	20.74%	19.55%
Ratio of expenses after management fee, incentive fees, waivers and expense recoupment to average net assets (6)	18.91%	20.63%	19.44%
Ratio of net investment income to average net assets before waivers and expense recoupment (6)	18.70%	16.98%	18.19%
Ratio of net investment income to average net assets after waivers and expense recoupment (6)	18.81%	17.08%	18.30%
Supplemental Data:
Net assets, end of period	$1,309,339	$129,258	$203,250

	Six Months Ended June 30, 2025
	Class I	Class S	Class D(7)
Per Share Data: (1)
Net asset value, beginning of period	$27.62	$27.62	$27.40
Net investment income	1.33	1.23	1.37
Net unrealized and realized gain (loss) (2)	(0.55)	(0.57)	(0.85)
Net increase (decrease) in net assets resulting from operations (3)	0.78	0.66	0.52
Distributions declared	(1.50)	(1.38)	(1.02)
Total increase (decrease) in net assets (3)	(0.72)	(0.72)	(0.50)
Net asset value, end of period	$26.90	$26.90	$26.90
Shares outstanding, end of period	45,994,420	3,364,714	2,393,842
Total return based on NAV (4)	2.87%	2.43%	1.90%
Ratios:
Portfolio turnover ratio (5)	12.28%	12.28%	12.28%
Ratio of expenses before management fee, incentive fees, waivers and expense recoupment to average net assets (6)	6.56%	7.41%	6.80%
Ratio of expenses after management and incentive fees before waivers and expense recoupment to average net assets (6)	9.22%	10.07%	9.53%
Ratio of expenses after management fee, incentive fees, waivers and expense recoupment to average net assets (6)	9.47%	10.33%	9.78%
Ratio of net investment income to average net assets before waivers and expense recoupment (6)	10.14%	9.35%	10.43%
Ratio of net investment income to average net assets after waivers and recoupment (6)	9.89%	9.10%	10.18%
Supplemental Data:
Net assets, end of period	$1,237,103	$90,500	$64,387

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
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company’s distribution reinvestment plan) divided by the beginning NAV per share. Total return has not been annualized.
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
Notes Offering

On July 2, 2026, the Company and U.S. Bank Trust Company, National Association (the “Trustee”) entered into (i) an Indenture, dated as of July 2, 2026 (the “Base Indenture”) and (ii) a First Supplemental Indenture, dated as of July 2, 2026 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), relating to the Company’s issuance of $400.0 million in aggregate principal amount of its 6.50% Notes due 2031 (the “Notes”). The Notes will mature on July 2, 2031, and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The Notes bear interest at a rate of 6.50% per year payable semi-annually on January 2 and July 2 of each year, commencing on January 2, 2027. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the pricing of the Notes, the Company entered into a floating rate interest rate swap on June 25, 2026 to effectively hedge the fixed interest rate on the Notes. See Note 7 for further information regarding interest rate swap contracts.

Subscriptions

The Company received $8.7 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective July 1, 2026.

The Company received $6.1 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective August 3, 2026, excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On May 4, 2026, the Company offered to purchase up to 5% of its outstanding Common Shares as of March 31, 2026 at a price equal to the NAV per share as of June 30, 2026. The offer expired on June 2, 2026. A total of 1,798,230 Shares were validly tendered, and the Company paid a total of $46.7 million to the shareholders on August 12, 2026.

On August 3, 2026, the Company offered to purchase up to 5% of its outstanding common shares as of June 30, 2026 at a price equal to the NAV per share as of September 30, 2026. The offer expires on August 31, 2026.

Distribution Declarations

On July 28, 2026, the Company declared a total distribution of $0.20 per Class I share, $0.18 per Class S share and $0.19 per Class D share, all of which is payable on August 31, 2026 to shareholders of record as of July 31, 2026.

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
The Company's investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments capturing long-term capital appreciation, while maintaining a strong focus on downside protection. The Company invests primarily in directly originated and customized private financing solutions, including loans and other debt securities with a strong focus on senior secured lending to larger companies. The Company primarily targets investments in first lien loans, unitranche loans, second lien loans and other corporate secured debt. The Company may also invest in equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, the Company will invest directly or indirectly at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation. From inception through June 30, 2026, we have invested approximately $4.4 billion in aggregate cost of debt investments prior to any subsequent exits or repayments, including the $521.4 million of debt investments acquired through an in-kind contribution on June 30, 2023.
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
Revenues
We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our preferred equity in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of June 30, 2026 and December 31, 2025, 97.0% and 97.5% of our debt investments based on fair value in our portfolio were at floating rates, respectively. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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
The Adviser agreed to incur organizational and offering costs on behalf of the Company and did not seek reimbursement of incurred organizational and offering costs until after the Company elected to be regulated as a BDC on June 30, 2023. All such organizational and offering costs have been reimbursed by the Company. As of June 30, 2026 and December 31, 2025, the Company had no offering costs or organizational costs payable to the Adviser.

Pursuant to the Expense Support Agreement, the Adviser is obligated to advance all of our Other Operating Expenses (including organizational and offering expenses) to the extent that such expenses exceed 1.00% (on an annualized basis) of the Company’s NAV. We are obligated to reimburse the Adviser for such advanced expenses only if certain conditions are met. From time to time, the Adviser, in such capacity or in its capacity as the Administrator, or its affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, in such capacity or in its capacity as the Administrator, or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser, in such capacity or in its capacity as the Administrator, may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders, subject to the cap on organization and offering expenses described above.
Portfolio and Investment Activity
As of June 30, 2026, based on fair value, our portfolio consisted of 90.8% first lien debt investments, 7.1% second lien debt investments, 1.4% preferred equity, 0.5% asset backed securities, and 0.2% common stocks. As of December 31, 2025, based on fair value, our portfolio consisted of 90.4% first lien debt investments, 7.8% second lien debt investments, 1.5% preferred equity and 0.3% common stock investments.
As of June 30, 2026 and December 31, 2025, we had investments in 144 and 135 portfolio companies, respectively, with an aggregate fair value of approximately $3,100.8 million and $2,893.6 million, respectively.
Our investment activity for the three months ended June 30, 2026 and June 30, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Total investments, beginning of period	$3,038,758	$2,178,843
New investments purchased (1)	181,232	501,915
Net accretion of discount on investments	2,487	3,760
Net realized gain (loss) on investments	25	801
Investments sold or repaid	(52,050)	(216,734)
Total investments, end of period	$3,170,452	$2,468,585
(1) Purchases include PIK interest, if applicable.

Our investment activity for the six months ended June 30, 2026 and June 30, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Total investments, beginning of period	$2,905,803	$2,051,457
New investments purchased (1)	405,940	689,240
Net accretion of discount on investments	4,695	6,027
Net realized gain (loss) on investments	526	(1,696)
Investments sold or repaid	(146,512)	(276,443)
Total investments, end of period	$3,170,452	$2,468,585
(1) Purchases include PIK interest, if applicable.
The following table presents certain selected information regarding our investment portfolio:

	As of
	June 30, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost(1)	9.8%	10.0%
Weighted average yield on debt and income producing investments, at fair value(1)	10.0%	10.0%
Number of portfolio companies	144	135
Weighted average EBITDA (2)	$321.1	$312.0
Average loan-to-value (LTV) (3)	45.1%	44.9%
Percentage of debt investments bearing a floating rate, at fair value	97.0%	97.5%
Percentage of debt investments bearing a fixed rate, at fair value	3.0%	2.5%
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
Our investments consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,868,101	$2,815,947	90.8%	$2,630,098	$2,616,864	90.4%
Second Lien Debt	238,082	219,006	7.1%	226,842	225,900	7.8%
Preferred Equity	40,848	42,757	1.4%	41,545	43,101	1.5%
Common Stocks	7,321	7,058	0.2%	7,318	7,694	0.3%
Asset Backed Securities	16,100	16,054	0.5%	—	—	—%
Total	$3,170,452	$3,100,822	100.0%	$2,905,803	$2,893,559	100.0%

As of June 30, 2026, there was one investment on non-accrual status with a $29.4 million cost and $16.0 million fair value. As of December 31, 2025, there were no investments on non-accrual status.

The tables below describe investments by industry composition based on fair value as of June 30, 2026 and December 31, 2025:

June 30, 2026
High Tech	20.6%
Services: Business	16.4%
Healthcare, Education and Childcare	13.0%
Automobile	6.7%
Services: Consumer	5.4%
Capital Equipment	4.4%
Telecommunications	3.7%
Media: Diversified & Production	3.7%
Construction & Building	3.7%
Finance	3.6%
Insurance	3.1%
Aerospace and Defense	2.3%
Chemicals, Plastics and Rubber	2.0%
Retail Stores	2.0%
Healthcare & Pharmaceuticals	1.8%
Consumer Goods: Durable	1.6%
Containers, Packaging and Glass	1.1%
Cargo Transport	0.9%
Printing and Publishing	0.8%
Ecological	0.6%
Banking	0.6%
Fire: Real Estate	0.6%
Utilities: Water	0.6%
Buildings and Real Estate	0.5%
Media: Broadcasting & Subscription	0.3%
Total	100.0%

December 31, 2025
High Tech	19.6%
Services: Business	16.9%
Healthcare, Education and Childcare	14.6%
Automobile	6.7%
Services: Consumer	5.7%
Capital Equipment	5.2%
Finance	4.2%
Media: Diversified & Production	4.1%
Construction & Building	3.5%
Insurance	3.0%
Aerospace and Defense	2.5%
Chemicals, Plastics and Rubber	2.4%
Retail Stores	2.2%
Telecommunications	1.9%
Consumer Goods: Durable	1.7%
Cargo Transport	1.2%
Containers, Packaging and Glass	1.2%
Buildings and Real Estate	1.1%
Printing and Publishing	0.9%
Ecological	0.6%
Utilities: Water	0.5%
Banking	0.3%
Total	100.0%

The tables below describe investments by geographic composition based on fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,994,073	$2,919,733	94.1%	177.8%
United Kingdom	74,683	74,931	2.4%	4.6%
Germany	59,904	62,355	2.0%	3.8%
Canada	28,003	27,889	0.9%	1.7%
Greece	8,935	11,060	0.4%	0.7%
Ireland	4,854	4,854	0.2%	0.3%
Total	$3,170,452	$3,100,822	100.0%	188.9%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,730,855	$2,712,441	93.7%	170.8%
United Kingdom	74,965	75,149	2.6%	4.7%
Germany	59,819	64,215	2.2%	4.0%
Canada	25,989	26,257	0.9%	1.7%
Greece	9,321	10,643	0.4%	0.7%
Ireland	4,854	4,854	0.2%	0.3%
Total	$2,905,803	$2,893,559	100.0%	182.2%
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

The below table summarizes the Risk Ratings as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Risk Rating 1	$255,067	8.2%	$233,605	8.1%
Risk Rating 2	2,400,735	77.4%	2,312,818	79.9%
Risk Rating 3	407,341	13.2%	334,057	11.5%
Risk Rating 4	21,679	0.7%	13,079	0.5%
Risk Rating 5	16,000	0.5%	—	—%
Total investments	$3,100,822	100.0%	$2,893,559	100.0%

As of June 30, 2026 and December 31, 2025, the weighted average Risk Rating of our debt investment portfolio was 2.08 and 2.04, respectively.

Results of Operations

The following table represents the operating results:

	For the Three Months Ended
(Amounts in thousands)	June 30, 2026	June 30, 2025
Total investment income	$77,425	$66,789
Total expenses, net of fee waivers and expense support	39,086	32,081
Net investment income (loss)	38,339	34,708
Net realized gain (loss)	279	(4,303)
Net unrealized appreciation (depreciation)	(13,206)	(7,399)
Net increase (decrease) in net assets resulting from operations	$25,412	$23,006

	For the Six Months Ended
(Amounts in thousands)	June 30, 2026	June 30, 2025
Total investment income	$150,887	$124,377
Total expenses, net of fee waivers and expense support	76,435	61,120
Net investment income (loss)	74,452	63,257
Net realized gain (loss)	3,527	(8,471)
Net unrealized appreciation (depreciation)	(56,047)	(17,557)
Net increase (decrease) in net assets resulting from operations	$21,932	$37,229

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income was as follows:

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Interest and dividend income	$70,453	$60,964
PIK income	4,670	2,840
Other income	2,302	2,985
Total investment income	$77,425	$66,789

For the three months ended June 30, 2026 and June 30, 2025, total investment income was approximately $77.4 million and $66.8 million, respectively.

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Interest and dividend income	$137,614	$115,071
PIK income	9,473	5,058
Other income	3,800	4,248
Total investment income	$150,887	$124,377

For the six months ended June 30, 2026 and June 30, 2025, total investment income was approximately $150.9 million and $124.4 million, respectively.

As of June 30, 2026 and December 31, 2025, the size of our investment portfolio at fair value was approximately $3,100.8 million and $2,893.6 million, respectively, and the weighted average yield on debt and income producing investments at fair value was 10.0% and 10.0%, respectively.

Expenses

Expenses were as follows:

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Interest and debt fee expense	$24,394	$19,960
Management fees	5,100	4,105
Income incentive fee	5,657	5,048
Distribution and shareholder servicing fees
Class S	268	179
Class D	126	28
Professional fees	666	642
Board of Trustees fees	98	98
Administrative services expenses	773	532
Other general & administrative expenses	2,428	872
Amortization of deferred offering costs	—	61
Total expenses before fee waivers and expense support	$39,510	$31,525
Expense support	(424)	—
Recoupment of expense support	—	556
Management fees waiver	—	—
Income incentive fee waiver	—	—
Total expenses net of fee waivers and expense support	$39,086	$32,081

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Interest and debt fee expense	$47,588	$37,926
Management fees	10,110	7,888
Income incentive fee	10,682	9,192
Distribution and shareholder servicing fees
Class S	538	305
Class D	240	30
Professional fees	1,265	1,106
Board of Trustees fees	195	195
Administrative services expenses	1,564	1,045
Other general & administrative expenses	4,677	1,637
Amortization of deferred offering costs	—	220
Total expenses before fee waivers and expense support	$76,859	$59,544
Expense support	(424)	—
Recoupment of expense support	—	1,576
Management fees waiver	—	—
Income incentive fee waiver	—	—
Total expenses net of fee waivers and expense support	$76,435	$61,120

Interest and debt fee expense
For the three and six months ended June 30, 2026, interest and debt fee expense was $24.4 million and $47.6 million, primarily due to $1,475.5 million and $1,447.7 million of average borrowings under existing credit facilities and unsecured notes, at a weighted average interest rate of 6.0% and 6.0%, respectively.

For the three and six months ended June 30, 2025, interest and debt fee expense was $20.0 million and $37.9 million, primarily due to $1,055.6 million and $1,001.6 million of average borrowings under existing credit facilities, at a weighted average interest rate of 6.9% and 7.0%, respectively.

Management Fees
Management fees are payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
For the three and six months ended June 30, 2026, the Company incurred management fees of $5.1 million and $10.1 million, respectively, none of which were waived.

For the three and six months ended June 30, 2025, the Company incurred management fees of $4.1 million and $7.9 million, respectively, none of which were waived.
Income Based and Capital Gains Incentive Fees

For the three and six months ended June 30, 2026, the Company incurred an income incentive fee of $5.7 million and $10.7 million, respectively, none of which was waived. For the three and six months ended June 30, 2026, the Company incurred no capital gains incentive fee.

For the three and six months ended June 30, 2025, the Company incurred an income incentive fee of $5.0 million and $9.2 million, respectively, none of which was waived. For the three and six months ended June 30, 2025, the Company incurred no capital gains incentive fee.
Other Expenses
Organization costs and offering costs include expenses incurred in our initial formation and offering. Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. Administrative service expenses represent fees paid to the Administrator for our allocable portion of Overhead and other expenses paid for and/or advanced by the Administrator on behalf of the Company in connection with the provision of its obligations under the Amended and Restated Administration Agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, our sub-administrator, and other costs.
Total other expenses were approximately $4.0 million and $2.2 million for the three months ended June 30, 2026 and June 30, 2025, respectively. Total other expenses were primarily comprised of approximately $0.7 million and $0.6 million of professional fees (including legal, audit, and tax), approximately $2.4 million and $0.9 million of other general and administrative expenses (including insurance, research, and other allocated costs), approximately $0.8 million and $0.5 million of administrative service expenses, and approximately $0.0 million and $0.1 million of amortization of deferred offering costs for the three months ended June 30, 2026 and June 30, 2025, respectively.

Total other expenses were approximately $7.7 million and $4.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively. Total other expenses were primarily comprised of approximately $1.3 million and $1.1 million of professional fees (including legal, audit, and tax), approximately $4.7 million and $1.6 million of other general and administrative expenses (including insurance, research, and other allocated costs), approximately $1.6 million and $1.0 million of administrative service expenses, and approximately $0.0 million and $0.2 million of amortization of deferred offering costs for the six months ended June 30, 2026 and June 30, 2025, respectively.
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
The following table presents a summary of expense support and the related recoupment of expense support for the three months ended June 30, 2026 and June 30, 2025.

For the Three Months Ended	Expense Support from the Advisor	Payable to Advisor	Recoupment of Expense Support	Unreimbursed Expense Support
June 30, 2026	$(424)	$—	$—	$(424)
June 30, 2025	$—	$556	$556	$—

The following table presents a summary of expense support and the related recoupment of expense support for the six months ended June 30, 2026 and June 30, 2025.

For the Six Months Ended	Expense Support from the Advisor	Payable to Advisor	Recoupment of Expense Support	Unreimbursed Expense Support
June 30, 2026	$(424)	$—	$—	$(424)
June 30, 2025	$—	$556	$1,576	$—

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
For the three and six months ended June 30, 2026 and June 30, 2025, we did not incur U.S. federal excise tax.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Non-controlled/non-affiliated investments	$25	$801
Foreign currency transactions	(1,103)	1,997
Foreign currency forward contracts	1,357	(7,101)
Net realized gain (loss)	$279	$(4,303)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Non-controlled/non-affiliated investments	$526	$(1,696)
Foreign currency transactions	(1,160)	1,680
Foreign currency forward contracts	4,161	(8,455)
Net realized gain (loss)	$3,527	$(8,471)
For the three and six months ended June 30, 2026, we had net realized gains of approximately $0.3 million and $3.5 million, respectively, which were primarily due to net realized gains on foreign currency forward contracts of $1.4 million and $4.2 million, respectively. For the three and six months ended June 30, 2025, we had net realized losses of approximately $4.3 million and $8.5 million, which were primarily due to net realized losses on foreign currency forward contracts of $7.1 million and $8.5 million, respectively.
Net Change in Unrealized Appreciation (Depreciation)
Net change in unrealized appreciation (depreciation) was comprised of the following:

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Net change in unrealized appreciation (depreciation) on investments	$(14,535)	$(5,247)
Net change in unrealized appreciation (depreciation) on foreign currency translation	(22)	161
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1,351	(2,313)
Net change in unrealized appreciation (depreciation)	$(13,206)	$(7,399)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Net change in unrealized appreciation (depreciation) on investments	$(57,386)	$(15,322)
Net change in unrealized appreciation (depreciation) on foreign currency translation	(147)	167
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1,486	(2,402)
Net change in unrealized appreciation (depreciation)	$(56,047)	$(17,557)
For the three and six months ended June 30, 2026, we generated $13.2 million and $56.0 million of net unrealized losses, respectively, which were primarily due to net unrealized losses on investments of $14.5 million and $57.4 million driven by negative valuation adjustments. For the three and six months ended June 30, 2025, we generated $7.4 million and $17.6 million of net unrealized losses, which were primarily due to net unrealized losses on investments of $5.2 million and $15.3 million, driven by negative valuation adjustments.

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
As of June 30, 2026, we had approximately $65.0 million in cash, cash equivalents, and restricted cash. During the six months ended June 30, 2026, we used approximately $191.3 million in cash for operating activities, primarily due to investment purchases of $397.0 million, partially offset by sales and principal repayments of $146.5 million, and a net decrease in assets resulting from operations of $21.9 million. Cash provided by financing activities was approximately

$115.6 million during the six months ended June 30, 2026, which was primarily the result of $142.9 million from the issuance of common shares and $165.0 million of debt borrowings, partially offset by repayments of debt of $79.9 million and distributions paid in cash of $80.2 million.
As of June 30, 2025, we had approximately $73.5 million in cash, cash equivalents and restricted cash. During the six months ended June 30, 2025, we used approximately $345.6 million in cash for operating activities, primarily due to investment purchases of $682.2 million, partially offset by sales and principal repayments of $276.4 million, and a net increase in assets resulting from operations of $37.2 million. Cash provided by financing activities was approximately $356.7 million during the six months ended June 30, 2025, which was primarily the result of $226.0 million from the issuance of common shares and $335.5 million of debt borrowings, partially offset by net repayments of debt of $135.0 million and distributions in cash of $67.8 million.

Borrowings

As of June 30, 2026, we had an aggregate amount of $1,522.5 million of debt outstanding and our asset coverage ratio was 207.7%. As of December 31, 2025, we had an aggregate amount of $1,441.9 million of debt outstanding and our asset coverage ratio was 210.0%.
The following tables present the Company’s outstanding borrowings as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$1,030,000	$806,146	$806,146	$806,146
BNP Credit Facility (1)(2)	500,000	336,600	336,600	336,600
2024A Senior Notes (3)(4)	300,000	300,000	303,725	305,729
CIBC Credit Facility (1)(2)	250,000	76,000	76,000	76,000
Total Debt	$2,080,000	$1,518,746	$1,522,471	$1,524,475

	As of December 31, 2025
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value
JPM Credit Facility (1)(2)	$1,030,000	$776,146	$776,146	$776,146
BNP Credit Facility (1)(2)	500,000	261,500	261,500	261,500
2024A Senior Notes (3)(4)	300,000	300,000	308,210	310,576
CIBC Credit Facility (1)(2)	250,000	96,000	96,000	96,000
Total Debt	$2,080,000	$1,433,646	$1,441,856	$1,444,222

(1)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.
(2)Carrying value of these debt obligations generally approximate fair value due to their variable interest rates.
(3)Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs. As of June 30, 2026, carrying value is also inclusive of an incremental $5.7 million adjustment in the carrying value of the 2024A Senior Notes resulting from a hedge accounting relationship.
(4)The fair value of these debt obligations would be categorized as Level 3 under ASC 820-10.

We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Equity

The following table summarizes capital activity for the three months ended June 30, 2026:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	62,662,687	$627	$1,710,593	$(15,724)	$(2,545)	$(54,549)	$1,638,402
Common shares issued	1,240,712	13	32,324	—	—	—	32,337
Distribution reinvestment	334,794	3	8,785	—	—	—	8,788
Repurchase of common shares	(987,826)	(10)	(25,818)	—	—	—	(25,828)
Net investment income (loss)	—	—	—	38,339	—	—	38,339
Net realized gain (loss)	—	—	—	—	279	—	279
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(14,535)	(14,535)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,329	1,329
Distributions declared	—	—	—	(37,264)	—	—	(37,264)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	63,250,367	$633	$1,725,884	$(14,649)	$(2,266)	$(67,755)	$1,641,847
The following table summarizes capital activity for the three months ended June 30, 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	45,976,757	$460	$1,265,939	$(2,354)	$(3,755)	$(7,477)	$1,252,813
Common shares issued	5,597,687	57	152,329	—	—		152,386
Distribution reinvestment	178,544	2	4,843	—	—	—	4,845
Repurchase of common shares	(12)	(1)	(328)	—	—	—	(329)
Net investment income (loss)	—	—	—	34,708	—	—	34,708
Net realized gain (loss)	—	—	—	—	(4,303)	—	(4,303)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(5,247)	(5,247)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(2,152)	(2,152)
Distributions declared	—	—	—	(34,573)	(6,158)	—	(40,731)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	51,752,976	$518	$1,422,783	$(2,219)	$(14,216)	$(14,876)	$1,391,990

The following table summarizes capital activity for the six months ended June 30, 2026:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	59,072,291	$591	$1,615,011	$(9,855)	$(5,793)	$(11,708)	$1,588,246
Common shares issued	4,686,574	47	124,110	—	—	—	124,157
Distribution reinvestment	673,936	7	17,811	—	—	—	17,818
Repurchase of common shares	(1,182,434)	(12)	(31,048)	—	—	—	(31,060)
Net investment income (loss)	—	—	—	74,452	—	—	74,452
Net realized gain (loss)	—	—	—	—	3,527	—	3,527
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(57,386)	(57,386)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,339	1,339
Distributions declared	—	—	—	(79,246)	—	—	(79,246)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	63,250,367	$633	$1,725,884	$(14,649)	$(2,266)	$(67,755)	$1,641,847

The following table summarizes capital activity for the six months ended June 30, 2025:

	Common Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	43,472,573	$435	$1,197,185	$(85)	$413	$2,681	$1,200,629
Common shares issued	7,954,092	81	217,018	—	—	—	217,099
Distribution reinvestment	326,323	3	8,908	—	—	—	8,911
Repurchase of common shares	(12)	(1)	(328)	—	—	—	(329)
Net investment income (loss)	—	—	—	63,257	—	—	63,257
Net realized gain (loss)	—	—	—	—	(8,471)	—	(8,471)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(15,322)	(15,322)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(2,235)	(2,235)
Distributions declared	—	—	—	(65,391)	(6,158)	—	(71,549)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	—	—	—	—	—
Balance, end of period	51,752,976	$518	$1,422,783	$(2,219)	$(14,216)	$(14,876)	$1,391,990

As of June 30, 2026, we had 50,440,868 Class I shares, 4,979,525 Class S shares and 7,829,974 Class D shares issued and outstanding with a par value of $0.01 per share.

As of June 30, 2025, we had 45,994,420 Class I shares, 3,364,714 Class S shares and 2,393,842 Class D shares issued and outstanding with a par value of $0.01 per share.

The following table summarizes transactions in common shares during the six months ended June 30, 2026:

	Shares	Amount
Class I:
Proceeds from shares sold	2,500,625	$66,426
Repurchase of shares	(810,228)	(21,279)
Distribution reinvestment	355,637	9,372
Net increase (decrease)	2,046,034	54,519
Class S:
Proceeds from shares sold	584,292	15,441
Repurchase of shares	(355,103)	(9,334)
Transfer of shares	167	(46)
Distribution reinvestment	125,564	3,365
Net increase (decrease)	354,920	9,426
Class D:
Proceeds from shares sold	1,601,490	42,336
Repurchase of shares	(17,104)	(447)
Distribution reinvestment	192,736	5,081
Net increase (decrease)	1,777,122	46,970
Total increase (decrease)	4,178,076	$110,915
The following table summarizes transactions in common shares during the six months ended June 30, 2025:

	Shares	Amount
Class I:
Proceeds from shares sold	3,942,782	$107,583
Repurchase of shares	(12,079)	(329)
Distribution reinvestment	243,903	6,664
Net increase (decrease)	4,174,606	113,918
Class S:
Proceeds from shares sold	1,644,990	44,954
Repurchase of shares	—	—
Distribution reinvestment	66,965	1,828
Net increase (decrease)	1,711,955	46,782
Class D:
Proceeds from shares sold	2,378,387	64,562
Repurchase of shares	—	—
Distribution reinvestment	15,455	419
Net increase (decrease)	2,393,842	64,981
Total increase (decrease)	8,280,403	$225,681

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
The Company’s distributions are recorded on the record date. The following tables summarize distributions declared during the six months ended June 30, 2026:

			Class I
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 30, 2026	January 30, 2026	March 4, 2026	$0.20	$0.03	$—	$11,228
February 27, 2026	February 27, 2026	March 31, 2026	0.20	0.03	—	11,507
March 23, 2026	March 31, 2026	April 29, 2026	0.20	0.03	—	11,600
April 24, 2026	April 30, 2026	May 29, 2026	0.20	—	—	10,000
May 27, 2026	May 29, 2026	June 30, 2026	0.20	—	—	10,050
June 22, 2026	June 30, 2026	July 31, 2026	0.20	—	—	10,088
Total			$1.20	$0.09	$—	$64,473

			Class S
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 30, 2026	January 30, 2026	March 4, 2026	$0.18	$0.03	$—	$987
February 27, 2026	February 27, 2026	March 31, 2026	0.18	0.03	—	1,023
March 23, 2026	March 31, 2026	April 29, 2026	0.18	0.03	—	1,064
April 24, 2026	April 30, 2026	May 29, 2026	0.18	—	—	867
May 27, 2026	May 29, 2026	June 30, 2026	0.18	—	—	883
June 22, 2026	June 30, 2026	July 31, 2026	0.18	—	—	904
Total			$1.08	$0.09	$—	$5,728

			Class D
Date Declared	Record Date	Payment Date	Regular Distribution Per Share(1)	Variable Supplemental Distribution Per Share	Special Distribution Per Share(2)	Total Distributions
January 30, 2026	January 30, 2026	March 4, 2026	$0.19	$0.03	$—	$1,438
February 27, 2026	February 27, 2026	March 31, 2026	0.19	0.03	—	1,513
March 23, 2026	March 31, 2026	April 29, 2026	0.19	0.03	—	1,622
April 24, 2026	April 30, 2026	May 30, 2026	0.19	—	—	1,452
May 27, 2026	May 29, 2026	June 30, 2026	0.19	—	—	1,496
June 22, 2026	June 30, 2026	July 31, 2026	0.19	—	—	1,524
Total			$1.14	$0.09	$—	$9,045
(1) Base distributions per share are net of distribution and/or shareholder servicing fees.
(2) There were zero capital gain distributions for the six months ended June 30, 2026.

The following table summarizes distributions declared during the six months ended June 30, 2025:

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
(2) There were zero capital gain distributions for the six months ended June 30, 2025.
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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the six months ended June 30, 2026:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.17	$5,728	$1.23	$9,045	$1.29	$64,473
Net realized gain	—	—	—	—	—	—
Total	$1.17	$5,728	$1.23	$9,045	$1.29	$64,473

The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the six months ended June 30, 2025:

	Class S		Class D		Class I
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.26	$3,354	$0.90	$1,223	$1.38	$60,814
Net realized gain	0.12	404	0.12	$287	0.12	5,467
Total	$1.38	$3,758	$1.02	$1,510	$1.50	$66,281
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
During the six months ended June 30, 2026, there were 1,182,434 shares validly tendered and repurchased. During the six months ended June 30, 2025, there were 12,079 shares validly tendered and repurchased.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	June 30, 2026	December 31, 2025
Unfunded delayed draw commitments	$258,891	$347,454
Unfunded revolving commitments	155,515	153,170
Total unfunded commitments	$414,406	$500,624

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2026, management was not aware of any pending or threatened litigation.
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

Recent Developments

Notes Offering

On July 2, 2026, the Company and U.S. Bank Trust Company, National Association (the “Trustee”) entered into (i) an Indenture, dated as of July 2, 2026 (the “Base Indenture”) and (ii) a First Supplemental Indenture, dated as of July 2, 2026 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), relating to the Company’s issuance of $400 million in aggregate principal amount of its 6.500% Notes due 2031 (the “Notes”). The Notes will mature on July 2, 2031, and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The Notes bear interest at a rate of 6.500% per year payable semi-annually on January 2 and July 2 of each year, commencing on January 2, 2027. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the pricing of the Notes, the Company entered into a floating rate interest rate swap on June 25, 2026 to effectively hedge the fixed interest rate on the Notes. See Note 7 for further information regarding interest rate swap contracts.

Subscriptions

The Company received $8.7 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective July 1, 2026.

The Company received $6.1 million of net proceeds relating to the issuance of Class I, Class S and Class D shares for subscriptions effective August 3, 2026, excluding distributions reinvested through the Company's distribution reinvestment plan since the issuance price is not yet finalized at the date of this filing.

Share Repurchases

On May 4, 2026, the Company offered to purchase up to 5% of its outstanding Common Shares as of March 31, 2026 at a price equal to the NAV per share as of June 30, 2026. The offer expired on June 2, 2026. A total of 1,798,230 Shares were validly tendered, and the Company paid a total of $46.7 million to the shareholders on August 12, 2026.

On August 3, 2026, the Company offered to purchase up to 5% of its outstanding common shares as of June 30, 2026 at a price equal to the NAV per share as of September 30, 2026. The offer expires on August 31, 2026.

Distribution Declarations

On July 28, 2026, the Company declared a total distribution of $ 0.20 per Class I share, $ 0.18 per Class S share and $0.19 per Class D share, all of which is payable on August 31, 2026 to shareholders of record as of July 31, 2026.

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
As of June 30, 2026, 97.0% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	As of June 30, 2026
Change in Interest Rates	Interest Income	Interest Expense (1)	Net Income
Up 300 basis points	$99,984	$(33,862)	$66,122
Up 200 basis points	$66,656	$(22,575)	$44,081
Up 100 basis points	$33,328	$(11,287)	$22,041
Down 100 basis points	$(33,128)	$11,287	$(21,841)
Down 200 basis points	$(65,699)	$19,941	$(45,758)
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
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, management is not aware of any pending or threatened material litigation.
Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended June 30, 2026 to the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2025 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2026.

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

During the six months ended June 30, 2026, there were 1,182,434 shares validly tendered and repurchased.

Item 3. Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
During the fiscal quarter ended June 30, 2026, none of the trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6.    Exhibits

Exhibit Number	Description of Exhibits
3.1
Third Amended and Restated Declaration of Trust (incorporated by reference to Exhibit (a)(4) of Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 filed on April 30, 2026 (File No. 333-266378))

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

10.2
Second Amended and Restated Investment Advisory Agreement dated as of April 28, 2026, by and between T. Rowe Price OHA Select Private Credit Fund and OHA Private Credit Advisors LLC (incorporated by reference to Exhibit (g) of Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form N-2 filed on April 30, 2026 (File No. 333-266378))

10.3
Amended and Restated Administration Agreement dated as of March 20, 2024 by and between T. Rowe Price OHA Select Private Credit Fund and OHA Private Credit Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01561))

10.4
Custody Agreement dated as of October 13, 2022 by and between T. Rowe Price OHA Select Private Credit Fund and State Street Bank and Trust Company (incorporated by reference to Exhibit (j) to the Company’s Registration Statement on Form N-2 (File No. 333-266378))

10.5
Managing Dealer Agreement by and between T. Rowe Price OHA Select Private Credit Fund and T. Rowe Price Investment Services, Inc. (incorporated by reference to Exhibit (h)(1) to the Company's Registration Statement on Form N-2 (File No. 333-266378))

10.6
Transfer Agency Services Agreement dated as of November 7, 2022 by and among T. Rowe Price OHA Select Private Credit Fund, DST Systems, Inc. and OHA Private Credit Advisors LLC (incorporated by reference to Exhibit (k)(3) to the Company’s Registration Statement on Form N-2 (File No. 333-266378))

10.7	Distribution and Shareholder Servicing Plan (incorporated by reference to Exhibit (h)(2) to the Company’s Registration Statement on Form N-2 (File No. 333-266378))
10.8	Multiple Class Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))
10.9
Senior Secured Revolving Credit Agreement dated as of November 15, 2022 by and among T. Rowe Price OHA Select Private Credit Fund as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.10
Amended and Restated Revolving Credit and Security Agreement dated as of June 30, 2023 by and among T. Rowe Price OHA Select Private Credit Fund as Equityholder, TRP OHA SPV Funding I, LLC as Borrower, BNP Paribas as Administrative Agent, TRP OHA Servicer I, LLC as Servicer, The Bank of New York Mellon Trust Company, National Association as Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended June 30, 2023 (File No. 814-01561))

10.11
Amendment No.1 to Senior Secured Revolving Credit Agreement, dated as of August 29, 2023, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2023 (File No. 814-01561))

10.12
Master Note Purchase Agreement, dated March 7, 2024, by and among T. Rowe Price OHA Select Private Credit Fund and the Purchasers party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 13, 2024 (File No. 814-01561))

10.13
Second Amendment to Revolving Credit and Security Agreement, dated as of August 6, 2024, by and among TRP OHA SPV Funding I, LLC, as borrower, BNP Paribas as administrative agent, The Bank of New York Mellon Trust Company, National Association, as collateral agent, T. Rowe Price OHA Select Private Credit Fund, as equityholder, TRP OHA Servicer I, LLC, as servicer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2024 (File No. 814-01561))

10.14
Commitment Increase Agreement, dated as of October 10, 2024, by and among T. Rowe Price OHA Select Private Credit Fund, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the issuing banks and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2024 (File No. 814-01561))

10.15
Loan and Servicing Agreement, dated as of November 5, 2024, by and among TRP OHA SPV Funding II, LLC, as borrower, the Company, as transferor, TRP OHA Servicer II, LLC, as servicer, The Bank of New York Mellon Trust Company, National Association, as securities intermediary, collateral custodian, collateral agent and collateral administrator, the lenders party thereto, and Canadian Imperial Bank of Commerce, as administrative agent (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Period Ended September 30, 2024 (File No. 814-01561))

10.16
First Amendment to Loan and Servicing Agreement dated as of June 4, 2025, by and among TRP OHA SPV Funding II, LLC, as borrower, Canadian Imperial Bank of Commerce, as administrative agent and as a lender, and TRP OHA Servicer II, LLC, as servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2025 (File No. 814-01561))

10.17
Commitment Increase Agreement, dated as of November 25, 2024, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2024 (File No. 814-01561))

10.18
Commitment Increase Agreement, dated as of February 28, 2025, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2025 (File No. 814-01561))

10.19
Amended and Restated Senior Secured Revolving Credit Agreement among T. Rowe Price OHA Select Private Credit Fund, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2025 (File No. 814-01561))

10.20
Commitment Increase Agreement, dated as of August 20, 2025, by and among T. Rowe Price OHA Select Private Credit Fund, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2025 (File No. 814-01561))

10.21
Third Amendment to Revolving Credit and Security Agreement, dated as of November 25, 2025, by and among TRP OHA SPV Funding I, LLC, as borrower, BNP Paribas as administrative agent, The Bank of New York Mellon Trust Company, National Association, as collateral agent, T. Rowe Price OHA Select Private Credit Fund, as equityholder, TRP OHA Servicer I, LLC, as servicer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2025 (File No. 814-01561))

10.22
Indenture, dated as of July 2, 2026, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2026 (File No. 814-01561))

10.23
First Supplemental Indenture, dated as of July 2, 2026, relating to the 6.500% Notes due 2031, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2026 (File No. 814-01561))

10.24	Form of 6.500% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 2, 2026 (File No. 814-01561))
10.25
Registration Rights Agreement, dated as of July 2, 2026, relating to the 6.500% Notes due 2031, by and among the Company and J.P. Morgan Securities LLC, BNP Paribas Securities Corp., SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 2, 2026 (File No. 814-01561))

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

T. ROWE PRICE OHA SELECT PRIVATE CREDIT FUND

Date: August 13, 2026	/s/ Eric Muller
Eric Muller
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	/s/ Amaka Dike
Amaka Dike
Chief Financial Officer (Principal Financial Officer)